Form 10-Q
period 2016-03-31
JACC STUDIOS INC.
filed 2016-05-23
CIK 1653979

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2016

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ______ to ______

Commission File Number: 333-207103

JACC STUDIOS INC.

(Exact name of registrant as specified in its charter)

Nevada	NA
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

18124 Wedge Pkwy, Ste 1050 Reno, NV	89511
(Address of principal executive offices)	(Zip Code)

(778) 995-1267
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of shares of issuer's common stock outstanding as of March 31, 2016 was 26,760,000.

JACC STUDIOS INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

JACC STUDIOS INC

BALANCE SHEET

(Unaudited)

	March 31, 2016	December 31, 2015
ASSETS

CURRENT ASSETS
Cash	$4,035	$1,070
	4,035	1,070

TOTAL ASSETS	$4,035	$1,070

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accrued expenses	$5,250	$5,250
Total current liabilities	5,250	5,250

TOTAL LIABILITIES	5,250	5,250

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value, 200,000,000 shares authorized,
26,760,000 issued and outstanding at March 31, 2016
and December 31, 2015, respectively	26,760	26,760
Additional paid-in capital	24,940	24,940
Stock subscription recievable	(25,500)	(30,700)
Retained earnings	(27,415)	(25,180)
Total stockholders' equity	(1,215)	(4,180)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,035	$1,070

The accompanying notes are an integral part of these financial statements.

JACC STUDIOS INC

STATEMENT OF OPERATIONS

(Unaudited)

	Three months ended	Three months ended
	March 31, 2016	March 31, 2015

REVENUE	$—	$—

OPERATING EXPENSES
General and administrative	2,235	15,032

Total operating expenses	2,235	15,032

Net loss before income taxes	(2,235)	(15,032)

Income tax provision	—	—

NET LOSS	$(2,235)	$(15,032)

Earning per share - basic and diluted	(0.00)	(0.00)

Weighted average number of shares outstanding - basic and diluted	26,760,000	—

The accompanying notes are an integral part of these financial statements.

JACC STUDIOS INC

STATEMENT OF CASH FLOWS

(Unaudited)

	Three months ended	Three months ended
	March 31, 2016	March 31, 2015

Cash Flows from Operating Activities:

Net Loss	$(2,235)	$(15,032)

Adjustments to reconcile net loss to net cash
used in operating activities:	—	—

Changed in operating liabilities
Bank overdraft payable	—	(58)
Accrued expenses	—	—

Net Cash used in Operating Activities	(2,235)	(15,090)

Cash flows from Financing Activities:

Proceeds from issuance of common stock	—	21,000
Stock Subscription Received	5,200	—
Net Cash provided by Financing Activities	5,200	21,000

Net change in cash	2,965	5,910
Cash at beginning of period	1,070	—
Cash at end of period	$4,035	$5,910

The accompanying notes are an integral part of these financial statements.

JACC STUDIOS INC

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2016

(UNAUDITED)

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

JACC Studios Inc. (the “Company”) was incorporated in the State of Nevada on April 24, 2014. The Company is in the development stage whose purpose is to provide channels for the Chinese online game developers and operators to have access to the North American market, provide English translation and re-production for Chinese online game developers and operators, assist them in user data tracking, and help promote their games.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Development Stage Company

The Company is considered to be in the development stage as defined in ASC 915 “Development Stage Entities.” The Company is devoting substantially all of its efforts to the development of its business plans. The Company has elected to adopt early application of Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements; and does not present or disclose inception-to-date information and other remaining disclosure requirements of Topic 915.

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as March 31, 2016n and the results of operations and cash flows for the periods presented. The results of operations for the three months ended March 31, 2016 are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in the Form S-1/A for the year ended December 31, 2015 filed with the SEC on May 2, 2016.

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

JACC STUDIOS INC

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2016

(UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Start-Up Costs

In accordance with ASC 720, “Start-up Costs”, the Company expenses all costs incurred in connection with the start-up and organization of the Company.

Cash

Cash includes cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value.

Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, “Accounting for Income Taxes”. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities and for operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized. As of December 31, 2014, the Company did not have any amounts recorded pertaining to uncertain tax positions.

Fair Value Measurements

The Company adopted the provisions of ASC Topic 820, “Fair Value Measurements and Disclosures”, which defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value and expands disclosure of fair value measurements.

The estimated fair value of certain financial instruments, including cash and cash equivalents are carried at historical cost basis, which approximates their fair values because of the short-term nature of these instruments.

ASC 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 describes three levels of inputs that may be used to measure fair value:

JACC STUDIOS INC

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2016

(UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Level 1 — quoted prices in active markets for identical assets or liabilities

Level 2 — quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 — inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

The Company has no assets or liabilities valued at fair value on a recurring basis.

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has not generated any revenues since inception and sustained an accumulated net loss of $27,415 for the period from inception to March 31, 2016. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.  The Company’s continuation as a going concern is dependent upon, among other things, its ability to generate revenues and its ability to obtain capital from third parties.  No assurance can be given that the Company will be successful in these efforts.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 4 - INCOME TAXES

The reconciliation of income tax benefit at the U.S. statutory rate of 34% for the three months ended March 31, 2016 to the Company’s effective tax rate is as follows:

Income tax expense at statutory rate	$(760)
Change in valuation allowance	760
Income tax expense per books	—

The tax effects of temporary differences that give rise to the Company’s net deferred tax assets as of March 31, 2016 are as follows:

Net Operating Loss	$9,260
Valuation allowance	(9,260)
Net deferred tax asset	$—

The Company has approximately $27,000 of net operating losses (“NOL”) carried forward to offset taxable income, if any, in future years which expire commencing in fiscal 2034. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all of the deferred tax asset relating to NOLs for every period because it is more likely than not that all of the deferred tax asset will not be realized.

JACC STUDIOS INC

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2016

(UNAUDITED)

NOTE 5 – STOCKHOLDERS’ EQUITY

Authorized Stock

The Company has authorized 75,000,000 common shares with a par value of $0.001 per share.  Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

On June 1, 2015, the Company issued 25,500,000 shares of common stock to its founders for a subscription amount of $25,500. As of March 31, 2016 the subscription has not yet been paid.

During the year ended December 31, 2015, the Company issued 1,260,000 shares of common stock for a subscription amount of $26,200. As of March 31, 2016 the subscription has been fully paid .

NOTE 6 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date these financial statement were available to be issued.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this report, unless the context indicates otherwise, the terms “Company,” “we,” “us,” and “our” refer to JACC STUDIOS INC., a Nevada corporation.

Special note regarding forward–looking statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, or the “Securities Act,” and Section 21E of the Securities Exchange Act of 1934 or the “Exchange Act.” All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including, but not limited to, any projections of earnings, revenue or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions of performance; and statements of belief; and any statements of assumptions underlying any of the foregoing. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

In some cases, you can identify forward looking statements by terms such as “may,” “intend,” “might,” “will,” “should,” “could,” “would,” “expect,” “believe,” “anticipate,” “estimate,” “predict,” “potential,” or the negative of these terms. These terms and similar expressions are intended to identify forward-looking statements. The forward-looking statements in this report are based upon management's current expectations and belief, which management believes are reasonable. However, we cannot assess the impact of each factor on our business or the extent to which any factor or combination of factors, or factors we are aware of, may cause actual results to differ materially from those contained in any forward-looking statements.  You are cautioned not to place undue reliance on any forward-looking statements.  These statements represent our estimates and assumptions only as of the date of this report. Except to the extent required by federal securities laws, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

You should be aware that our actual results could differ materially from those contained in the forward-looking statements due to a number of factors, including:

☐	uncertainties relating to general economic and business conditions;
☐	industry trends; changes in demand for our products and services;
☐	uncertainties relating to customer plans and commitments and the timing of orders received from customers;
☐	announcements or changes in our pricing policies or that of our competitors;
☐	unanticipated delays in the development, market acceptance or installation of our products and services;
☐	changes in government regulations; availability of management and other key personnel;
☐	availability, terms and deployment of capital; relationships with third-party equipment suppliers; and
☐	worldwide political stability and economic growth.

Business Overview

JACC Studios Inc. (the "Company”) was incorporated in the State of Nevada on April 24, 2014, The Company is in the development stage whose purpose is to provide channels for the Chinese online game developers and operators to have access to the North American market, provide English translation and re-production for Chinese online game developers and operators, assist them in user data tracking, and help promote their games.

The Company has no operations to date. The Company never commenced any operational activities.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

As of the date of this prospectus, the Company has 26,760,000 shares of $0.001 par value common stock issued and outstanding.

JACC STUDIOS INC’s fiscal year end is December 31.

GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has not generated any revenues since inception and sustained an accumulated net loss of $27,415 for the period from inception to March 31, 2016. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.  The Company’s continuation as a going concern is dependent upon, among other things, its ability to generate revenues and its ability to obtain capital from third parties.  No assurance can be given that the Company will be successful in these efforts.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Results of Operations – for the three months ended March 31, 2016 and the period ended December 31, 2015 respectively

Summary of Operations:

Revenue for the three months ended March 31, 2016 was $0 and $0 for the period ended December 31, 2015.

Selling, General and Administrative Expenses (SG&A):

General and administrative expenses were $2,235 for the three months ended March 31, 2016 and $15,032 for the period ended December 31, 2015.

For the three months ended March 31, 2016, our total operating expenses of $2,235 in operating expenses, is attributable to professional fees including legal, accounting, and consulting services

Liquidity and Capital Resources

We have funded our operations to date primarily through the sale of equity. Based on our current operating plan, we anticipate that we have sufficient cash and cash equivalents to fund our operations into the coming months. We will require additional cash to fund our operating plan past that time. If the level of sales anticipated by our financial plan are not achieved or our working capital requirements are higher than planned, we will need to raise additional cash sooner or take actions to reduce operating expenses. We are implementing plans to reduce our costs of capital and improve our revenue. If we cannot generate adequate cash by implementing these steps, we plan to obtain additional cash through the issuance of equity or debt securities. There can be no assurance that additional cash will be available or that, if available, it will be available on terms acceptable to us on a timely basis. If adequate funds are not available on a timely basis, we intend to limit our operations to extend our funds as we pursue other financing opportunities and business relationships. This limitation of operations could include reducing our planned investment in working capital to fund revenue growth and result in reductions in staff, operating costs, and capital expenditures.

Comparative information for the three months ended March 31, 2016 as compared to the same period ended March 31, 2015.

	Three months ended	Three months ended
	March 31, 2016	March 31, 2015

REVENUE	$—

OPERATING EXPENSES
General and administrative	2,235	15,032

Total operating expenses	2,235	15,032

Net loss before income taxes	(2,235)	(15,032)

Income tax provision	—	—

NET LOSS	$(2,235)	$(15,032)

Earning per share - basic and diluted	(0.00)	(0.00)

Weighted average number of shares outstanding - basic and diluted	26,760,000

Net cash used in operations was ($2,235) during the three months ended March 31, 2016. Net cash flows used in operating activities for the three months ended March 31, 2016 mainly consisted of a net loss of $2,235 offset by increase in accrued expenses.

Cash provided by investing activities totaled $5,200 for the three months ended March 31, 2016.

Assets and Liabilities:

At March 31, 2016, we had total current assets consisting of cash $4,035 and current liabilities of $5,250.

Off-Balance Sheet Arrangements

As of March 31, 2016, we do not have any off-balance sheet arrangements.

Inflation

Inflation has not had a material impact on our business and we do not expect inflation to have an impact on our business in the near future

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This item is not applicable as we are currently considered a smaller reporting company.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15 of the Securities Exchange Act of 1934, our principal executive officer and principal financial officer evaluated our company's disclosure controls and procedures (as defined in Rules 13a-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of the end of the period covered by this report, these disclosure controls and procedures were not effective to ensure that the information required to be disclosed by our company in reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities Exchange Commission and to ensure that such information is accumulated and communicated to our company's management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. The conclusion that our disclosure controls and procedures were not effective was due to the presence of the following material weaknesses in internal control over financial reporting which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both United States generally accepted accounting principles and Securities and Exchange Commission guidelines. Management anticipates that such disclosure controls and procedures will not be effective until the material weaknesses are remediated.

We plan to take steps to enhance and improve the design of our internal controls over financial reporting. During the period covered by this quarterly report on Form 10-Q, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes during our fiscal year ending December 31, 2016, subject to obtaining additional financing: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out above are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2016 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is not a party to any pending legal proceedings, and no such proceedings are known to be contemplated.

No director, officer, or affiliate of the issuer and no owner of record or beneficiary of more than five percent of the securities of the issuer, or any security holder is a party adverse to the small business issuer or has a material interest adverse to the small business issuer.

ITEM 1A. RISK FACTORS

A smaller reporting company is not required to provide the information required by this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

The Company has authorized 75,000,000 common shares with a par value of $0.001 per share.  Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

On June 1, 2015, the Company issued 25,500,000 shares of common stock to its founders for a subscription amount of $25,500. As of March 31, 2016 the subscription has not yet been paid.

During the year ended December 31, 2015, the Company issued 1,260,000 shares of common stock for a subscription amount of $26,200. As of March 31, 2016 the subscription has been fully paid.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6.  EXHIBITS.

Exhibit Number	Description
31.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002
101.1NS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JACC STUDIOS INC.

(Registrant)

By: /s/ Zhongbo Jia

Zhongbo Jia
President (principal executive officer), Chief Financial Officer (principal accounting officer), Treasurer and Member of the Board of Directors

Date: May 23, 2016

-14-