Form 10-Q
period 2016-09-30
JACC STUDIOS INC.
filed 2016-11-29
CIK 1653979

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of shares of issuer's common stock outstanding as of September 30, 2016 was 26,760,000.

JACC STUDIOS INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

JACC STUDIOS INC

BALANCE SHEET

(Unaudited)

	September 30, 2016	December 31, 2015
ASSETS

CURRENT ASSETS
Cash	$7,871	$1,070
	$7,871	$1,070

TOTAL ASSETS	$7,871	$1,070

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accrued expenses	$—	$5,250
Total current liabilities	$—	$5,250

TOTAL LIABILITIES	$—	$5,250

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value, 200,000,000 shares authorized,
26,760,000 and none issued and outstanding September 30, 2016
and December 31, 2015, respectively	$26,760	$26,760
Additional paid-in capital	$24,940	$24,940
Stock subscription receivable	$(500)	$(30,700)
Retained earnings	$(43,329)	$(25,180)
Total stockholders' equity	$7,871	$(4,180)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$7,871	$1,070

The accompanying notes are an integral part of these financial statements.

JACC STUDIOS INC

STATEMENT OF OPERATIONS

(Unaudited)

	Nine months ended		Three months ended
	September 30,		September 30,
	2016	2015	2016	2015

REVENUE	$—	$—	$—	$—

OPERATING EXPENSES
General and administrative	$18,149	$21,103	$14,644	$2,553

Total operating expenses	$18,149	$21,103	$14,644	$2,553

Net loss before income taxes	$(18,149)	$(21,103)	$(14,644)	$(2,553)

Income tax provision	$—	$—	$—	$—

NET LOSS	$(18,149)	$(21,103)	$(14,644)	$(2,553)

Earning per share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding - basic and diluted	26,760,000	12,325,809	26,760,000	26,760,000

The accompanying notes are an integral part of these financial statements.

JACC STUDIOS INC

STATEMENT OF CASH FLOWS

(Unaudited)

	Nine months ended
	September 30, 2016	September 30, 2015

Cash Flows from Operating Activities:

Net Loss	$(18,149)	$(21,103)

Adjustments to reconcile net loss to net cash
used in operating activities:	$—	$—

Changes in operating liabilities
Bank overdraft payable	$—	$(58)
Accrued expenses	$(5,250)	$1,250

Net Cash used in Operating Activities	$(23,399)	$(19,911)

Cash flows from Financing Activities:

Proceeds from issuance of common stock	$—	$21,000
Stock Subscription Received	$30,200	$—
Net Cash provided by Financing Activities	$30,200	21,000

Net change in cash	$6,801	$1,089
Cash at beginning of period	$1,070	$—
Cash at end of period	$7,871	$1,089

The accompanying notes are an integral part of these financial statements.

JACC STUDIOS INC

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

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

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as September 30, 2016 and the results of operations and cash flows for the periods presented. The results of operations for the nine and three months ended September 30, 2016 are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in the Form S-1/A for the year ended December 31, 2015 filed with the SEC on May 2, 2016.

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

SEPTEMBER 30, 2016

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

SEPTEMBER 30, 2016

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

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has not generated any revenues since inception and sustained an accumulated net loss of $43,329 for the period from inception to September 30, 2016. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.  The Company’s continuation as a going concern is dependent upon, among other things, its ability to generate revenues and its ability to obtain capital from third parties.  No assurance can be given that the Company will be successful in these efforts.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 4 - INCOME TAXES

The reconciliation of income tax benefit at the U.S. statutory rate of 34% for the nine months ended September 30, 2016 to the Company’s effective tax rate is as follows:

Income tax benefit at statutory rate	$(6,170)
Change in valuation allowance	6,170
Income tax benefit per books	$—

The tax effects of temporary differences that give rise to the Company’s net deferred tax assets as of March 31, 2016 are as follows:

Net Operating Loss	$14,670
Valuation allowance	(14,670)
Net deferred tax asset	$—

The Company has approximately $43,000 of net operating losses (“NOL”) carried forward to offset taxable income, if any, in future years which expire commencing in fiscal 2034. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all of the deferred tax asset relating to NOLs for every period because it is more likely than not that all of the deferred tax asset will not be realized.

JACC STUDIOS INC

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(UNAUDITED)

NOTE 5 – STOCKHOLDERS’ EQUITY

Authorized Stock

The Company has authorized 75,000,000 common shares with a par value of $0.001 per share.  Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

On June 1, 2015, the Company issued 25,500,000 shares of common stock to its founders for a subscription amount of $25,500. During the nine months ended September 30, 2016 the subscription was received.

During the nine months ended September 30, 2015, the Company issued 1,260,000 shares of common stock for a subscription amount of $26,200. As of September 30, 2016 $25,700 of the subscription has been paid with the remaining $500 of the subscription has not yet been paid, and is reflected as a stock subscription receivable on the accompanying financial statements.

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

JACC STUDIOS INC’s fiscal year end is December 31.

GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has not generated any revenues since inception and sustained an accumulated net loss of $43,329 as of September 30, 2016. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.  The Company’s continuation as a going concern is dependent upon, among other things, its ability to generate revenues and its ability to obtain capital from third parties.  No assurance can be given that the Company will be successful in these efforts.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Results of Operations – for the nine months ended September 30, 2016 and 2015.

Summary of Operations:

Revenue for the nine months ended September 30, 2016 was $0.

For the nine months ended September 30, 2016 and September 30, 2015 loses were $18,149 and $21,103 respectively.

Selling, General and Administrative Expenses (SG&A):

General and administrative expenses were $18,149 for the nine months ended September 30, 2016 and $21,103 for the period ended September 30, 2015.

For the nine months ended September 30, 2016, our total operating expenses of $18,149 in operating expenses, is attributable to professional fees including legal, accounting, and consulting services

Results of operations for the three months ended September 30, 2016 and the three months ended September 30, 2015

Revenue for the three months ended September 30, 2016 and September 30, 2015 was $0.

For the three months ended September 30, 2016 and September 30, 2015 loses were $14,644 and $2,553 respectively.

Selling, General and Administrative Expenses (SG&A):

General and administrative expenses were $14,644 for the three months ended September 30, 2016 and $2,553 for the period ended September 30, 2015.

For the three months ended September 30, 2016, our total operating expenses of $14,644 in operating expenses, is attributable to professional fees including legal, accounting, and consulting services

Liquidity and Capital Resources

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

Net cash used in operations was ($23,399) during the nine months ended September 30, 2016. Net cash flows used in operating activities for the nine months ended September 30, 2016 mainly consisted of a net loss of $18,149 offset by increase in accrued expenses.

Cash provided by investing activities totaled $30,200 for the nine months ended September 30, 2016.

Assets and Liabilities:

At September 30, 2016, we had total current assets consisting of cash $7,871 and current liabilities of $0.

Off-Balance Sheet Arrangements

As of September 30, 2016, we do not have any off-balance sheet arrangements.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the nine months ended September 30, 2016 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

During the year ended December 31, 2015, the Company issued 1,260,000 shares of common stock for a subscription amount of $26,200. As of September 30, 2016, $25,700 of the subscription has been paid with the remaining $500 of the subscription has not yet been paid, and is reflected as a stock subscription receivable on the accompanying financial statements.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6.  EXHIBITS.

Exhibit Number	Description
31.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002

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

Date: November 29, 2016

-14-