Form 10-Q
period 2017-03-31
JACC STUDIOS INC.
filed 2017-05-24
CIK 1653979

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2017

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)		Emerging growth company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of shares of issuer's common stock outstanding as of March 31, 2017 was 27,260,000.

JACC STUDIOS INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

JACC STUDIOS INC

BALANCE SHEET

(Unaudited)

ASSETS	March 31, 2017	December 31, 2016

CURRENT ASSETS
Cash	$908	$5,922
	$908	$5,922

TOTAL ASSETS	$908	$5,922

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accrued expenses	$6,000	$9,489
Total current liabilities	$6,000	$9,489

TOTAL LIABILITIES	$6,000	$9,489

STOCKHOLDERS' DEFICIT
Common stock, $0.001 par value, 200,000,000 shares authorized,
27,260,000 issued and outstanding at March 31, 2017 and
December 31, 2016	$27,260	$27,260
Additional paid-in capital	$49,440	$49,440
Stock subscription receivable	$(25,500)	$(25,500)
Accumulated deficit	$(56,292)	$(54,767)
Total stockholders' deficit	$(5,092)	$(3,567)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$908	$5,922

The accompanying notes are an integral part of these financial statements.

JACC STUDIOS INC

STATEMENT OF OPERATIONS

(Unaudited)

	Three months ended	Three months ended
	March 31, 2017	March 31, 2016

REVENUE	$—	$—

OPERATING EXPENSES
General and administrative	$1,526	$2,235

Total operating expenses	$1,526	$2,235

Net loss before income taxes	$(1,526)	$(2,235)

Income tax provision	$—	$—

NET LOSS	$(1,526)	$(2,235)

Earning per share - basic and diluted	$(0)	$(0)

Weighted average number of shares outstanding - basic and diluted	$27,260,000	$26,760,000

The accompanying notes are an integral part of these financial statements.

JACC STUDIOS INC

STATEMENT OF CASH FLOWS

(Unaudited)

	Three months ended	Three months ended
	March 31, 2017	March 31, 2016

Cash Flows from Operating Activities:

Net Loss	$(1,526)	$(2,235)

Adjustments to reconcile net loss to net cash
used in operating activities:	$—	$—

Changed in operating liabilities
Accrued expenses	$(3,489)

Net Cash used in Operating Activities	$(5,015)	$(2,235)

Cash flows from Financing Activities:

Stock Subscription Received	$—	$5,200
Net Cash provided by Financing Activities	$—	$5,200

Net change in cash	$(5,015)	$2,965
Cash at beginning of period	$5,922	$1,070
Cash at end of period	$908	$4,035

The accompanying notes are an integral part of these financial statements.

JACC STUDIOS INC

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2017

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

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as March 31, 2017 and the results of operations and cash flows for the periods presented. The results of operations for the three months ended March 31, 2017 are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in the Form 10-K for the year ended December 31, 2016 filed with the SEC.

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

MARCH 31, 2017

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

MARCH 31, 2017

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

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has not generated any revenues since inception and sustained an accumulated net loss of $56,292 for the period from inception to March 31, 2017. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.  The Company’s continuation as a going concern is dependent upon, among other things, its ability to generate revenues and its ability to obtain capital from third parties.  No assurance can be given that the Company will be successful in these efforts.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 4 - INCOME TAXES

The reconciliation of income tax benefit at the U.S. statutory rate of 34% for the three months ended March 31, 2017 to the Company’s effective tax rate is as follows:

Income tax expense Benefit at statutory rate	$(520)
Change in valuation allowance	520
Income tax expense per books	$—

The tax effects of temporary differences that give rise to the Company’s net deferred tax assets as of March 31, 2017 are as follows:

Net Operating Loss	$19,111
Valuation allowance	(19,111)
Net deferred tax asset	$—

The Company has approximately $56,000 of net operating losses (“NOL”) carried forward to offset taxable income, if any, in future years which expire commencing in fiscal 2034. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all of the deferred tax asset relating to NOLs for every period because it is more likely than not that all of the deferred tax asset will not be realized.

JACC STUDIOS INC

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2017

(UNAUDITED)

NOTE 5 – STOCKHOLDERS’ EQUITY

Authorized Stock

The Company has authorized 75,000,000 common shares with a par value of $0.001 per share.  Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

On June 1, 2015, the Company issued 25,500,000 shares of common stock to its founders for a subscription amount of $25,500. As of March 31, 2017 the subscription has not yet been paid, and is reflected as a stock subscription receivable on the accompanying financial statements.

NOTE 6 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date these financial statement were available to be issued

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

As of the date of this 10Q filing, the Company has 27,260,000 shares of $0.001 par value common stock issued and outstanding.

JACC STUDIOS INC’s fiscal year end is December 31.

GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has not generated any revenues since inception and sustained an accumulated net loss of $56,292 for the period from inception to March 31, 2017. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.  The Company’s continuation as a going concern is dependent upon, among other things, its ability to generate revenues and its ability to obtain capital from third parties.  No assurance can be given that the Company will be successful in these efforts.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Results of Operations – for the three months ended March 31, 2017

Summary of Operations:

Revenue for the three months ended March 31, 2017 and 2016 was $0.

Selling, General and Administrative Expenses (SG&A):

General and administrative expenses were $1,526 for the three months ended March 31, 2017, as compared to $2,235 for the three months ended March 31, 2016.

For the three months ended March 31, 2017, our total operating expenses of $1,526 in operating expenses, is attributable to professional fees.

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

Comparative information for the three months ended March 31, 2017 as compared to the same period ended March 31, 2016.

	Three months ended
	March 31, 2017	March 31, 2016

REVENUE	$—

OPERATING EXPENSES
General and administrative	1,526	2,235

Total operating expenses	1,526	2,235

Net loss before income taxes	(1,526)	(2,235)

Income tax provision	—	—

NET LOSS	$(1,526)	$(2,235)

Earning per share - basic and diluted	(0.00)	(0.00)

Weighted average number of shares outstanding - basic and diluted	27,260,000	26,760,000

Net cash used in operations was ($5,015) during the three months ended March 31, 2017. Net cash flows used in operating activities for the Three months ended March 31, 2017 mainly consisted of a net loss of $1,526 offset by decrease in accrued expenses.

Cash provided by financing activities totaled $0 for the three months ended March 31, 2017.

Assets and Liabilities:

At March 31, 2017, we had total current assets consisting of cash of $908 and current liabilities of $6,000.

Off-Balance Sheet Arrangements

As of March 31, 2017, we do not have any off-balance sheet arrangements.

Inflation

Inflation has not had a material impact on our business and we do not expect inflation to have an impact on our business in the near future.

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

We plan to take steps to enhance and improve the design of our internal controls over financial reporting. During the period covered by this quarterly report on Form 10-Q, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes during our fiscal year ending December 31, 2017, subject to obtaining additional financing: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out above are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2017 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

Not applicable.

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

Date: May 23, 2017

-14-