Form 10-Q
period 2017-06-30
JACC STUDIOS INC.
filed 2017-08-14
CIK 1653979

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of shares of issuer's common stock outstanding as of August 10, 2017 was 27,260,000.

JACC STUDIOS INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

JACC STUDIOS INC

BALANCE SHEET

(Unaudited)

	June 30, 2017	December 31, 2016
ASSETS

CURRENT ASSETS
Cash	$221	$5,922
	$221	$5,922

TOTAL ASSETS	$221	$5,922

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accrued expenses	$6,000	$9,489
Total current liabilities	$6,000	$9,489

TOTAL LIABILITIES	$6,000	$9,489

STOCKHOLDERS' DEFICIT
Common stock, $0.001 par value, 200,000,000 shares authorized, 27,260,000 issued and outstanding at June 30, 2017 and December 31, 2016 respectively	$27,260	$27,260
Additional paid-in capital	$49,440	$49,440
Stock subscription receivable	$(25,500)	$(25,500)
Accumulated deficit	$(56,979)	$(54,767)
Total stockholders' deficit	$(5,779)	$(3,567)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$221	$5,922

The accompanying notes are an integral part of these financial statements.

JACC STUDIOS INC

STATEMENT OF OPERATIONS

(Unaudited)

	Six months ended		Three months ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016

REVENUE	$—	$—	$—	$—

OPERATING EXPENSES
General and administrative	2,212	3,505	687	1,270

Total operating expenses	2,212	3,505	687	1,270

Net loss before income taxes	(2,212)	(3,505)	(687)	(1,270)

Income tax provision	—	—	—	—

NET LOSS	$(2,212)	$(3,505)	$(687)	$(1,270)

Earning per share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding - basic and diluted	27,260,000	26,760,000	27,760,000	26,760,000

The accompanying notes are an integral part of these financial statements.

JACC STUDIOS INC

STATEMENT OF CASH FLOWS

(Unaudited)

	Six months ended	Six months ended
	June 30, 2017	June 30, 2016

Cash Flows from Operating Activities:

Net Loss	$(2,212)	$(3,505)

Adjustments to reconcile net loss to net cash
used in operating activities:	—	—

Changed in operating liabilities
Accrued expenses	(3,489)	(2,000)

Net Cash used in Operating Activities	(5,701)	(5,505)

Cash flows from Financing Activities:

Stock Subscription Received	—	5,200
Net Cash provided by Financing Activities	—	5,200

Net change in cash	(5,701)	(305)
Cash at beginning of period	5,922	1,070
Cash at end of period	$221	$765

The accompanying notes are an integral part of these financial statements.

JACC STUDIOS INC

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2017

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

JACC STUDIOS INC

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2017

(UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

JACC STUDIOS INC

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2017

(UNAUDITED)

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has not generated any revenues since inception and sustained an accumulated net loss of $56,979 for the period from inception to June 30, 2017. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.  The Company’s continuation as a going concern is dependent upon, among other things, its ability to generate revenues and its ability to obtain capital from third parties.  No assurance can be given that the Company will be successful in these efforts.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 4 - INCOME TAXES

The reconciliation of income tax benefit at the U.S. statutory rate of 34% for the six months ended June 30, 2017 to the Company’s effective tax rate is as follows:

Income tax benefit at statutory rate		$(775)
Change in valuation allowance		775
Income tax expense per books	$	-)

The tax effects of temporary differences that give rise to the Company’s net deferred tax assets as of June 30, 2017 are as follows:

Net Operating Loss		$19,886
Valuation allowance		(19,886)
Net deferred tax asset	$	-)

The Company has approximately $57,000 of net operating losses (“NOL”) carried forward to offset taxable income, if any, in future years which expire commencing in fiscal 2034. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all of the deferred tax asset relating to NOLs for every period because it is more likely than not that all of the deferred tax asset will not be realized.

JACC STUDIOS INC

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2017

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

During the year ended December 31, 2016, the Company issued 500,000 shares of common stock for a subscription amount of $25,000.

NOTE 6 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date these financial statements were available to be issued.

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

JACC STUDIOS INC’s fiscal year end is December 31.

GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has not generated any revenues since inception and sustained an accumulated net loss of $56,979 for the period from inception to June 30, 2017. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.  The Company’s continuation as a going concern is dependent upon, among other things, its ability to generate revenues and its ability to obtain capital from third parties.  No assurance can be given that the Company will be successful in these efforts.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Results of Operations – for the three months ended June 30, 2017 and 2016 respectively

Revenue for the three months ended June 30, 2017 and for the same period June 30, 2016 was $0.

Selling, General and Administrative Expenses (SG&A):

General and administrative expenses were $687 for the three months ended June 30, 2017 and $1,270 for the three months ended June 30, 2016

For the three months ended June 30, 2017 and June 30, 2016, our total operating expenses of $687 and $1,270 respectively in operating expenses, is attributable to professional fees including legal, accounting, and consulting services.

Also for the six months ended June 30, 2017 and June 30, 2016 respectively our operating expenses were $2,212 and $3,505.

Net cash used in operations was ($5,701) during the six months ended June 30, 2017. Mainly consisted of a net loss of $2,212 offset by increase in accrued expenses.

Assets and Liabilities:

At June 30, 2017, we had total current assets consisting of cash $221 and current liabilities of $6,000.

Off-Balance Sheet Arrangements

As of June 30, 2017, we do not have any off-balance sheet arrangements.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended June 30, 2017 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6.  EXHIBITS.

Exhibit No.		Description of Exhibit

31.1	*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.

32.1	*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

101.INS	*	XBRL INSTANCE DOCUMENT

101.SCH	*	XBRL TAXONOMY EXTENSION SCHEMA

101.CAL	*	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

101.DEF	*	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

101.LAB	*	XBRL TAXONOMY EXTENSION LABEL LINKBASE

101.PRE*		XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

* Filed herewith.

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

Date: August 14, 2017

-14-