Form 10-Q
period 2017-09-30
JACC STUDIOS INC.
filed 2017-11-22
CIK 1653979

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2017

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)		Emerging growth company	☒

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

Number of shares of issuer's common stock outstanding as of November 15, 2017 was 27,260,000.

JACC STUDIOS INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

JACC STUDIOS INC

BALANCE SHEET

(Unaudited)

ASSETS	September 30, 2017	December 31, 2016

CURRENT ASSETS
Cash	$203	$5,922
	$203	$5,922

TOTAL ASSETS	$203	$5,922

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Bank overdraft payable	$—	$—
Accrued expenses	$7,500	$9,489
Total current liabilities	$7,500	$9,489

TOTAL LIABILITIES	$7,500	$9,489

STOCKHOLDERS' EQUITY

Common stock, $0.001 par value, 200,000,000 shares authorized, 27,260,000 issued and outstanding at September 30, 2017 and December 31, 2016 respectively	$27,260	$27,260
Additional paid-in capital	$49,440	$49,440
Stock subscription receivable	$(25,500)	$(25,500)
Accumulated Deficit	$(58,497)	$(54,767)
Total stockholders' equity	$(7,297)	$(3,567)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$203	$5,922

The accompanying notes are an integral part of these financial statements.

JACC STUDIOS INC

STATEMENT OF OPERATIONS

(Unaudited)

	Nine months ended September 30,		Three months ended September 30,
	2017	2016	2017	2016

REVENUE	$—	$—	$—	$—

OPERATING EXPENSES
General and administrative	$3,731	$18,149	$1,518	$14,644

Total operating expenses	$3,731	$18,149	$1,518	$14,644

Net loss before income taxes	$(3,731)	$(18,149)	$(1,518)	$(14,644)

Income tax provision	$—	$—	$—	$—

NET LOSS	$(3,731)	$(18,149)	$(1,518)	$(14,644)

Earning per share - basic and diluted	$(0)	$(0)	$(0)	$(0)

Weighted average number of shares outstanding - basic and diluted	$27,260,000	$26,760,000	$27,260,000	$26,760,000

The accompanying notes are an integral part of these financial statements.

JACC STUDIOS INC

STATEMENT OF CASH FLOWS

(Unaudited)

	Nine months ended	Nine months ended
	September 30, 2017	September 30, 2016

Cash Flows from Operating Activities:

Net Loss	$(3,731)	$(18,149)

Adjustments to reconcile net loss to net cash
used in operating activities:	$—	$—

Changed in operating liabilities
Bank overdraft payable
Accrued expenses	$(1,989)	$(5,250)

Net Cash used in Operating Activities	$(5,720)	$(23,399)

Cash flows from Financing Activities:

Proceeds from issuance of common stock	$—	—
Stock Subscription Received	$—	$30,200
Net Cash provided by Financing Activities	$—	$30,200

Net change in cash	$(5,720)	$6,801
Cash at beginning of period	$5,922	$1,070
Cash at end of period	$203	$7,871

The accompanying notes are an integral part of these financial statements.

JACC STUDIOS INC

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

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

SEPTEMBER 30, 2017

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

JACC STUDIOS INC

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

(Unaudited)

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has not generated any revenues since inception and sustained an accumulated net loss of $58,497 for the period from inception to September 30, 2017. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.  The Company’s continuation as a going concern is dependent upon, among other things, its ability to generate revenues and its ability to obtain capital from third parties.  No assurance can be given that the Company will be successful in these efforts.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 4 - INCOME TAXES

The reconciliation of income tax benefit at the U.S. statutory rate of 34% for the three months ended September 30, 2017 to the Company’s effective tax rate is as follows:

Income tax expense at statutory rate	$(1,270)
Change in valuation allowance	1,270
Income tax expense per books	$—

The tax effects of temporary differences that give rise to the Company’s net deferred tax assets as of September 30, 2017 are as follows:

Net Operating Loss	$20,381
Valuation allowance	(20,381)
Net deferred tax asset	$—

The Company has approximately $58,500 of net operating losses (“NOL”) carried forward to offset taxable income, if any, in future years which expire commencing in fiscal 2034. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all of the deferred tax asset relating to NOLs for every period because it is more likely than not that all of the deferred tax asset will not be realized.

JACC STUDIOS INC

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

(Unaudited)

NOTE 5 – STOCKHOLDERS’ EQUITY

Authorized Stock

The Company has authorized 75,000,000 common shares with a par value of $0.001 per share.  Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

On June 1, 2015, the Company issued 25,500,000 shares of common stock to its founders for a subscription amount of $25,500. As of September 30, 2017, the subscription has not yet been paid, and is reflected as a stock subscription receivable on the accompanying financial statements.

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

JACC STUDIOS INC’s fiscal year end is December 31.

GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has not generated any revenues since inception and sustained an accumulated net loss of $58,479 for the period from inception to September 30, 2017. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.  The Company’s continuation as a going concern is dependent upon, among other things, its ability to generate revenues and its ability to obtain capital from third parties.  No assurance can be given that the Company will be successful in these efforts.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Results of Operations – for the three months ended September 30, 2017

Summary of Operations:

Revenue for the three months ended September 30, 2017 and 2016 was $0 for each period.

Selling, General and Administrative Expenses (SG&A):

General and administrative expenses were $1,518 for the three months ended September 30, 2017 and $14,644 for the three months ended September 30, 2016.

For the three months ended September 30, 2017, our total operating expenses of $1,518 in operating expenses, is attributable to professional fees including legal, accounting, and consulting services.

Results of Operations – for the nine months ended September 30, 2017 and September 30, 2016 respectively

Revenues for the nine months ended September 30, 2017 was $0. Revenues for the nine months ended in September 30, 2016 were $0

Selling, General and Administrative Expenses (SG&A):

General and administrative expenses were $3,731 for the nine months ended September 30, 2017. For the nine months ended September 30, 2016 administrative expenses were $18,149.

For the nine months ended September 30, 2017, our total operating expenses of $3,731 in operating expenses, is attributable to professional fees including legal, accounting, and consulting services

 Liquidity and Capital Resources

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

Comparative information for the nine months ended September 30, 2017 as compared to the same period ended September 30, 2016.

	Nine months ended	Nine months ended
	September 30, 2017	September 30, 2016

REVENUE	$—	—

OPERATING EXPENSES
General and administrative	3,731	18,149

Total operating expenses	3,731	18149

Net loss before income taxes	(3,371)	(18,149)

Income tax provision	—	—

NET LOSS	$(3,371)	$(18,149)

Earning per share - basic and diluted	(0.00)	(0.00)

Weighted average number of shares outstanding - basic and diluted	27,260,000	26,760,000

Net cash used in operations was $5,720 during the nine months ended September 30, 2017. Net cash flows used in operating activities for the nine months ended September 30, 2017 was $0.

Cash provided by investing activities totaled $0 for the three months ended September 30, 2017.

Assets and Liabilities:

At September 30, 2017, we had total current assets consisting of cash $203 and current liabilities of $7,500.

Off-Balance Sheet Arrangements

As of September 30, 2017, we do not have any off-balance sheet arrangements.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended September 30, 2017 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

On June 1, 2015, the Company issued 25,500,000 shares of common stock to its founders for a subscription amount of $25,500. As of September 30, 2017, the subscription has not yet been paid, and is reflected as a stock subscription receivable on the accompanying financial statements.

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

Date: November 21, 2017