Form 10-K
period 2017-12-31
JACC STUDIOS INC.
filed 2018-04-16
CIK 1653979

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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
Common Stock, $.001 par value
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

The number of shares outstanding of the Registrant’s Common Stock, $.001 par value, as of April 11, 2018: 27,260,000. There are 26 non-affiliate shareholders who purchased 1,760,000 common shares which combined paid $51,200 or an average of $.03 per share. The company is not yet trading its shares

 JACC STUDIOS INC.

Annual Report on Form 10-K

For the Fiscal Year Ended December 31, 2017

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

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not generated any revenues since inception, has sustained losses of $66,903 for the period from inception to December 31, 2017, has a stockholders’ deficit of $15,703 and working capital deficiency of $15,703 as of December 31, 2017. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time. The Company’s continuation as a going concern is dependent upon, among other things, its ability to generate revenues and its ability to obtain capital from third parties. No assurance can be given that the Company will be successful in these efforts.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

As of the date of this filing, the Company has 27,260,000 shares of $0.001 par value common stock issued and outstanding.

JACC STUDIOS INC’s fiscal year end is December 31.

The Company is an Emerging Growth Company as defined in the Jumpstart Our Business Startups Act.

The Company shall continue to be deemed an emerging growth company until the earliest of—

(A)	the last day of the fiscal year of the issuer during which it had total annual gross revenues of $1,000,000,000 (as such amount is indexed for inflation every five (5) years by the Commission to reflect the change in the Consumer Price Index for All Urban Consumers published by the Bureau of Labor Statistics, setting the threshold to the nearest 1,000,000) or more;

(B)	the last day of the fiscal year of the issuer following the fifth anniversary of the date of the first sale of common equity securities of the issuer pursuant to an effective registration statement under this title;

(C)	the date on which such issuer has, during the previous three (3) year period, issued more than $1,000,000,000 in non-convertible debt; or

(D)	the date on which such issuer is deemed to be a ‘large accelerated filer’, as defined in section 240.12b-2 of title 17, Code of Federal Regulations, or any successor thereto.

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

The Company’s common stock does not yet trade.

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

Results of Operations

The company currently has no operations and incurred losses of $12,136 and $29,587 in 2017 and 2016, respectively.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of JACC Studios Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of JACC Studios Inc. (the “Company”) as of December 31, 2017 and 2016, and the related statements of operations, stockholders’ deficit and cash flows for the years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has not generated any revenues since inception, has sustained losses of $66,903 for the period from inception to December 31, 2017, has a stockholders’ deficit of $15,703 and working capital deficiency of $15,703 as of December 31, 2017. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are described in Note 3. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

/s/ Paritz & Company, P.A.

We have served as the Company’s auditor since 2014. Hackensack, NJ

April 13, 2018

JACC STUDIOS INC
BALANCE SHEETS
ASSETS	December 31, 2017	December 31, 2016

CURRENT ASSETS
Cash	$185	$5,922
Total current assets	185	5,922

TOTAL ASSETS	$185	$5,922

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Stockholder loan	$8,444	$—
Accrued expenses	7,444	9,489
Total current liabilities	15,888	9,489

TOTAL LIABILITIES	15,888	9,489

STOCKHOLDERS' DEFICIT
Common stock, $0.001 par value, 200,000,000 shares authorized,
27,260,000 shares issued and outstanding	27,260	27,260
Additional paid-in capital	49,440	49,440
Stock subscription receivable	(25,500)	(25,500)
Accumulated deficit	(66,903)	(54,767)
Total stockholders' deficit	(15,703)	(3,567)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$185	$5,922

The accompanying notes are an integral part of these financial statements.

JACC STUDIOS INC
STATEMENTS OF OPERATIONS

	Year ended	Year ended
	December 31, 2017	December 31, 2016

REVENUE	$—	$—

OPERATING EXPENSES
General and administrative	12,136	29,587

Total operating expenses	12,136	29,587

Loss before income taxes	(12,136)	(29,587)

Income tax provision	—	—

Net loss	$(12,136)	$(29,587)

Loss per share - basic and diluted	$(0.00)	$(0.00)

Weighted average number of shares outstanding - basic and diluted	27,260,000	27,260,000
The accompanying notes are an integral part of these financial statements.

JACC STUDIOS INC
STATEMENTS OF STOCKHOLDERS' DEFICIT

			Additional	Stock		Total
	Common Stock		Paid-In	Subscription	Accumulated	Stockholders'
	Shares	Amount	Capital	Receivable	Deficit	Deficit

Balance - December 31, 2015	26,760,000	$26,760	$24,940	$(30,700)	$(25,180)	$(4,180)

Issuance of common stock	500,000	500	24,500	—	—	25,000

Stock subscription received	—	—	—	5,200	—	5,200

Net loss	—	—	—	—	(29,587)	(29,587)

Balance - December 31, 2016	27,260,000	27,260	49,440	(25,500)	(54,767)	(3,567)

Net loss	—	—	—	—	(12,136)	(12,136)

Balance - December 31, 2017	27,260,000	$27,260	$49,440	$(25,500)	$(66,903)	$(15,703)

The accompanying notes are an integral part of these financial statements.

JACC STUDIOS INC
STATEMENTS OF CASH FLOWS

	Year ended	Year ended
	December 31, 2017	December 31, 2016

Cash Flows from Operating Activities:
Net loss	$(12,136)	$(29,587)
Adjustments to reconcile net loss to net cash used in operating activities:	—	—
Change in operating assets and liabilities
Accrued expenses	(2,045)	4,239
Net Cash Used in Operating Activities	(14,181)	(25,348)

Cash Flows from Financing Activities:
Proceeds from issuance of common stock	—	25,000
Stock subscription received	—	5,200
Proceeds from stockholder loan	8,444	—
Net Cash Provided by Financing Activities	8,444	30,200

Net increase (decrease) in cash	(5,737)	4,852
Cash at beginning of year	5,922	1,070
Cash at end of year	$185	$5,922

Supplemental disclosures of cash flow information:
Cash paid during the years for:
Interest	$—	$—
Income Taxes	$—	$—

The accompanying notes are an integral part of these financial statements.

JACC STUDIOS INC

 NOTES TO FINANCIAL STATEMENTS

 DECEMBER 31, 2017 AND 2016

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

Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, “Accounting for Income Taxes”. The asset and liability method provide that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities and for operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.

ASC 740 provides guidance for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. If the Company determines that an uncertain tax position exists in which the Company could incur income taxes, the Company would evaluate whether there is a probability that the uncertain tax position taken would be sustained upon examination by the taxing authorities. A liability for uncertain tax positions would then be recorded if the Company determined it is more likely than not that a position would not be sustained upon examination or if a payment would have to be made to a taxing authority and the amount is reasonably estimable. The Company does not believe any uncertain tax positions exist that would result in the Company having a liability to the taxing authorities. The Company classifies interest and penalties related to unrecognized tax benefits, if and when required, as part of interest expense and other expense in the consolidated statements of operations.  As of December 31, 2017 and 2016, the Company did not have any amounts recorded pertaining to uncertain tax positions.

Stock Based Compensation

Stock based compensation is accounted for at fair value in accordance with ASC Topic 718. To date, the Company has not adopted a stock option plan and has not granted any stock options.

Loss per Share

Basic loss per share is calculated by dividing the Company’s net loss applicable to common stock by the weighted average number of shares during the period. Diluted earnings per share is calculated by dividing the Company’s net loss by the diluted weighted average number of shares outstanding during the period. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There is no dilutive debt or equity.

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

Recent Accounting Pronouncements

From time to time new accounting pronouncements are issued by the Financial Accounting Standards Board or other standard setting bodies that may have an impact on the Company’s accounting and reporting. The Company believes that such recently issued accounting pronouncements and other authoritative guidance for which the effective date is in the future will not have an impact on its accounting or reporting or that such impact will not be material to its financial position, results of operations and cash flows when implemented.

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has not generated any revenues since inception, has sustained losses of $66,903 for the period from inception to December 31, 2017, has a stockholders’ deficit of $15,703 and working capital deficiency of $15,703 as of December 31, 2017. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.  The Company’s continuation as a going concern is dependent upon, among other things, its ability to generate revenues and its ability to obtain capital from third parties.  No assurance can be given that the Company will be successful in these efforts.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 4 – STOCKHOLDER LOAN

The Company was advanced $8,444 by a stockholder for working capital purposes. The loan is non-interest bearing and is payable on demand.

NOTE 5 – STOCKHOLDERS’ DEFICIT

Authorized Stock

The Company has authorized 200,000,000 common shares with a par value of $0.001 per share.  Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

On June 1, 2015, the Company issued 25,500,000 shares of common stock to its founders for a subscription amount of $25,500. As of December 31, 2017, the subscription has not yet been paid, and is reflected as a stock subscription receivable on the accompanying financial statements.

During the year ended December 31, 2016, the Company issued 500,000 shares of common stock for a subscription amount of $25,000. As of December 31, 2016, the subscription has been paid.

NOTE 6 - INCOME TAXES

The reconciliation of income tax benefit at the U.S. statutory rate of 34% for the years ended December 31, 2017 and 2016 to the Company’s effective tax rate is as follows:

	Year ended December 31,
	2017	2016

Income tax benefit at statutory rate	$(4,126)	$(10,050)
Change in valuation allowance	4,126	10,050
Income tax expense	$—	$—

The tax effects of temporary differences that give rise to the Company’s net deferred tax assets as of December 31, 2017 and 2016 are as follows:

	December 31
	2017	2016

Net operating loss carryforward	$14,050	$18,591
Valuation allowance	(14,050)	(18,591)
Net deferred tax assets	$—	$—

As of December 31, 2017, the Company has approximately $67,000 of net operating losses (“NOL”) carryovers to offset taxable income, if any, in future years which expire commencing in fiscal 2034. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all of the deferred tax assets relating to the NOL period because it is more likely than not that all of the deferred tax assets will not be realized.

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) was signed into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a federal corporate tax rate decrease from 35% to 21% for tax years beginning after December 31, 2017, the transition of U.S international taxation from a worldwide tax system to a territorial system, and a one-time transition tax on the mandatory deemed repatriation of foreign earnings. We have estimated our provision for income taxes in accordance with the Tax Act and guidance available as of the date of this filing but have kept the full valuation allowance. As a result, we have recorded no income tax expense in the fourth quarter of 2017, the period in which the legislation was enacted.

NOTE 7 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date these financial statements were available to be issued. Based on managements’ evaluation, no events have occurred that require disclosure or adjustments to the financial statement.

ITEM 9.	Changes In And Disagreements With Accountants On Accounting And Financial Disclosure

None.

ITEM 9A.	Controls And Procedures

Management’s Report on Disclosure Controls and Procedures

Under the supervision and with the participation of our senior management, including our chief executive officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Annual Report on Form 10-K (the “Evaluation Date”). Based on this evaluation, our chief executive officer concluded as of the Evaluation Date that our disclosure controls and procedures were not effective such that the information relating to us required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. With the participation of our chief executive officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2017 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework. Based upon such evaluation, our management concluded that we did not maintain effective internal control over financial reporting as of December 31, 2017 based on the COSO framework criteria, as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee, (2) lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives; and (4) management dominated by a single individual without adequate compensating controls. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of December 31, 2017.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the year ended December 31, 2017 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

The following table sets forth certain information regarding our executive officer and director as of the date of this prospectus:

Name	Age	Position	Period of Service(1)

Zhongbo Jia	62	President, Secretary, Treasurer, and Director	Inception – Current

Notes:

(1)	Our director will hold office until the next annual meeting of the stockholders, typically held on or near the anniversary date of inception, and until successors have been elected and qualified. Mr. Jia is the sole director and he appointed himself as the company’s sole officer and will hold office until resignation or removal from office.

(2)	Mr. Jia has outside interests and obligations other than JACC STUDIOS INC. He intends to spend approximately ten (10) hours per month on our business affairs. At the date of this prospectus, JACC STUDIOS INC is not engaged in any transactions, either directly or indirectly, with any persons or organizations considered promoters.

ITEM 11.	Executive Compensation

EXECUTIVE COMPENSATION

Summary Compensation Table

	Annual Compensation				Long-Term Compensation
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Awards ($)	Securities Underlying Options (#)	LTIP Payouts ($)	All Other Compensation ($)
Zhongbo Jia	2017	-	-	-	-	-	-	-
Zhongbo Jia	2016	-	-	-	-	-	-	-

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

			Percent of Class
Title Of Class	Name, Title and Address of Beneficial Owner of Shares(1)	Amount of Beneficial Ownership(2)	Before Offering	After Offering
Common	Zhongbo Jia, President, Secretary, Treasurer and Director	5,000,000	18.34%	18.34%

	All Directors and Officers as a group (1 person)	5,000,000	18.34%	18.34%

Beneficial owners of 5% or more

Yan Zhao	4,000,000	14.67%	14.67%
Xiaoliang Jia	4,000,000	14.67%	14.67%
Yi Jia	4,000,000	14.67%	14.67%
Jinghua Xu	3,000,000	11.01%	11.01%
Hongyuan Wang	1,500,000	5.50%	5.50%
James Wang	1,500,000	5.50%	5.50%
Jianhua Yu	1,500,000	5.50%	5.50%
Total	19,500,000	71.52%	71.52%

Footnotes

(1)	The address of the executive officer and director is c/o JACC STUDIOS INC.

(2)	As used in this table, “beneficial ownership” means the sole or shared power to vote, or to direct the voting of, a security, or the sole or share investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of a security).

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Mr. Jia, the company’s sole officer and director is the only promoter of the company.

ITEM 13.	Certain Relationships, Related Transactions And Directors Independence

STOCK OPTION PLAN AND OTHER LONG-TERM INCENTIVE PLAN

JACC STUDIOS INC currently does not have existing or proposed option or SAR grants.

ITEM 14.	Principal Accounting Fees And Services

Audit Fees

Paritz & Company, P.A. billed $9,500 and $8,250 in connection with the audit and reviews of the Company’s financial statements for the years ended December 31, 2017 and 2016, respectively. Also included are those services normally provided by the accountant in connection with the Company’s statutory and regulatory filings.

Audit-Related Fees

Paritz & Company, P.A. did not bill the Company for any Audit-Related fees in fiscal 2017 and 2016.

Tax Fees

Paritz & Company, P.A. did not bill the Company in fiscal 2017 and 2016 for professional services rendered for tax compliance, tax advice and tax planning.

All Other Fees

Paritz & Company, P.A. did not bill the Company for any other fees in fiscal 2017 and 2016.

Audit Committee Pre-Approval Policies

Our Board of Directors reviewed the audit and non-audit services rendered by Paritz & Company,  P.A during the periods set forth above and concluded that such services were compatible with maintaining the auditors’ independence. All audit and non-audit services performed by our independent accountants are pre-approved by our Board of Directors to assure that such services do not impair the auditors’ independence from us.

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

Signature	Title	Date

/s/ Zhongbo Jia	President, Secretary and Director	April 16, 2018

Zhongbo Jia	Chief Executive Officer

/s/ Zhongbo Jia	Treasurer	April 16, 2018

Zhongbo Jia	Chief Accounting Officer, Chief Financial Officer

INDEX TO EXHIBITS

EXHIBITS

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

-21-