Form 10-Q
period 2018-06-30
JACC STUDIOS INC.
filed 2018-08-03
CIK 1653979

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2018

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

Number of shares of issuer's common stock outstanding as of July 24, 2018 was 27,260,000.

JACC STUDIOS INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

JACC STUDIOS INC

BALANCE SHEET

(Unaudited)

	June 30, 2018	December 31, 2017
ASSETS

CURRENT ASSETS
Cash	$149	$185
Total current assets	149	185

TOTAL ASSETS	$149	$185

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Stockholder loan	$19,412	$8,444
Accrued expenses	2,544	7,444
Total current liabilities	21,956	15,888

TOTAL LIABILITIES	21,956	15,888

STOCKHOLDERS' DEFICIT
Common stock, $0.001 par value, 200,000,000 shares authorized,
27,260,000 shares issued and outstanding	27,260	27,260
Additional paid-in capital	49,440	49,440
Stock subscription receivable	(25,500)	(25,500)
Accumulated deficit	(73,007)	(66,903)
Total stockholders' deficit	(21,807)	(15,703)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$149	$185

The accompanying notes are an integral part of these financial statements.

JACC STUDIOS INC

STATEMENT OF OPERATIONS

(Unaudited)

	Three Months Ended June, 30		Six Months Ended June, 30
	2018	2017	2018	2017

REVENUE	$—	$—	$—	$—

OPERATING EXPENSES
General and administrative	4,586	687	6,104	2,212

Total operating expenses	4,586	687	6,104	2,212

Loss before income taxes	(4,586)	(687)	(6,104)	(2,212)

Income taxes	—	—	—	—

Net loss	$(4,586)	$(687)	$(6,104)	$(2,212)

Loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding - basic and diluted	27,260,000	27,260,000	27,260,000	27,260,000

The accompanying notes are an integral part of these financial statements.

JACC STUDIOS INC

STATEMENT OF CASH FLOWS

(Unaudited)

	Six Months Ended June, 30
	2018	2017

Cash Flows from Operating Activities:
Net loss	$(6,104)	$(2,212)
Adjustments to reconcile net loss to net cash used in operating activities:	—	—
Change in operating assets and liabilities
Accrued expenses	(4,900)	(3,489)
Net Cash Used in Operating Activities	(11,004)	(5,701)

Cash Flows from Financing Activities:
Proceeds from stockholder loan	10,968	—
Net Cash Provided by Financing Activities	10,968	—

Net decrease in cash	(36)	(5,701)
Cash at beginning of period	185	5,922
Cash at end of period	$149	$221

Supplemental disclosures of cash flow information:
Cash paid during the periods for:
Interest	$—	$—
Income taxes	$—	$—

The accompanying notes are an integral part of these financial statements.

JACC STUDIOS INC

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2018

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

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as June 30, 2018 and the results of operations and cash flows for the periods presented. The results of operations for the three and six months ended June 30, 2018 are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in the Form 10-K for the year ended December 31, 2017 filed with the SEC.

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

JACC STUDIOS INC

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2018

(UNAUDITED)

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has not generated any revenues since inception, has sustained losses of $73,007 for the period from inception to June 30, 2018, has a stockholders’ deficit of $ 21,807 and working capital deficiency of $21,807 as of June 30, 2018. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.  The Company’s continuation as a going concern is dependent upon, among other things, its ability to generate revenues and its ability to obtain capital from third parties.  No assurance can be given that the Company will be successful in these efforts.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 4 – STOCKHOLDER LOAN

During the six months ended June 30, 2018, the Company was advanced $10,968 by a stockholder for working capital purposes. The loan is non-interest bearing and is payable on demand.

NOTE 5 - INCOME TAXES

The reconciliation of income tax benefit at the U.S. statutory rate of 21% and 35% for the six months ended June 30, 2018 and 2017 to the Company’s effective tax rate is as follows:

	Six Months Ended June 30,
	2018	2017
	21%	35%
Income tax benefit at statutory rate	$(1,282)	$(775)
Change in valuation allowance	1,282	775
Income tax expense	$—	$—

The tax effects of temporary differences that give rise to the Company’s net deferred tax assets as of June 30, 2018 and December 31, 2017 are as follows:

	June 30	December 31
	2018	2017

Net operating loss carryforward	$15,332	$14,050
Valuation allowance	(15,332)	(14,050)
Net deferred tax assets	$—	$—

JACC STUDIOS INC

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2018

(UNAUDITED)

NOTE 5 - INCOME TAXES (CONTINUED)

As of June 30, 2018, the Company has approximately $73,000 of net operating losses (“NOL”) carryovers to offset taxable income, if any, in future years which expire commencing in fiscal 2034. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all of the deferred tax assets relating to the NOL period because it is more likely than not that all of the deferred tax assets will not be realized.

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

On July 24, 2018, President Zhongbo Jia resigned as did Director Jinghua Xu the Company’s sole officers and directors and Jianhua Yu was appointed Director and President and Secretary and Mrs. Yan Zhao as Director.

As of the date of this 10Q filing, the Company has 27,260,000 shares of $0.001 par value common stock issued and outstanding.

JACC Studios Inc’s fiscal year end is December 31.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has not generated any revenues since inception, has sustained losses of $73,007 for the period from inception to June 30, 2018, has a stockholders’ deficit of $21,807 and working capital deficiency of $21,807 as of June 30, 2018. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.  The Company’s continuation as a going concern is dependent upon, among other things, its ability to generate revenues and its ability to obtain capital from third parties.  No assurance can be given that the Company will be successful in these efforts.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Results of Operations – for the six months ended June 30, 2018

Summary of Operations:

Revenue for the three months and six months ended June 30, 2018 and 2017 respectively was $0.

Selling, General and Administrative Expenses (SG&A):

General and administrative expenses were $4,586 and $687 for the three months ended June 30, 2018 and June 30, 2017 respectively which are attributable to professional fees including legal, accounting, and consulting services.

Selling, General and Administrative Expenses (SG&A):

General and administrative expenses were $6,104 and $2,212 for the six months ended June 30, 2018 and 2017 respectively is attributable to professional fees including legal, accounting, and consulting services.

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

Net cash used in operations were $11,004 and $5,701 during the six months ended June 30, 2018 and 2017 respectively.

Cash provided by financing activities totaled $10,968 and $0 for the six months ended June 30, 2018 and 2017 respectively.

Assets and Liabilities:

At June 30, 2018, we had total current assets consisting of cash $149 and current liabilities of $21,956.

Off-Balance Sheet Arrangements

As of June 30, 2018, we do not have any off-balance sheet arrangements.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended June 30, 2018 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

No unregistered equity securities were sold during the three months ended June 30, 2018.

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

Date: August 1, 2018