Form 10-K
period 2018-12-31
JACC STUDIOS INC.
filed 2019-04-05
CIK 1653979

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Telephone: (778) 995-1267
Email: jwang502@yahoo.com

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:	Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $.001 par value	None
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 406 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

The number of shares outstanding of the Registrant’s Common Stock, $.001 par value, as of April 3, 2019: 27,260,000. There are 26 non-affiliate shareholders who purchased 1,760,000 common shares which combined paid $51,200 or an average of $.03 per share. The company is not yet trading its shares

JACC STUDIOS INC.

Annual Report on Form 10-K

For the Fiscal Year Ended December 31, 2018

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

i

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

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not generated any revenues since inception, has sustained losses of $83,071 for the period from inception to December 31, 2018, has a stockholders’ deficit of $31,871 and working capital deficiency of $31,871 as of December 31, 2018. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent upon, among other things, its ability to generate revenues and its ability to obtain capital from third parties. The Company plans to rely on the proceeds from loans from both unrelated and related parties to provide the resources necessary to fund the development of its business plan and operations. No assurance can be given that the Company will be successful in these efforts.

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

ITEM 1A.	Risk Factors

Not applicable

ITEM 1B.	Unresolved Staff Comments

Not applicable

ITEM 2.	Properties

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

Results of Operations

The company currently has no operations and incurred losses of $16,168 and $12,136 in 2018 and 2017, respectively.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To Stockholders and the Board of Directors

of JACC Studios Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of JACC Studios Inc. (the “Company”) as of December 31, 2018, and the related statements of operations, stockholders’ deficit and cash flows for the year ended December 31, 2018, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018, and the results of its operations and its cash flows for the year ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

The Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has not generated any revenues since inception, has sustained losses of $83,071 for the period from inception to December 31, 2018, has a stockholders’ deficit of $31,871 and working capital deficiency of $31,871 as of December 31, 2018. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are described in Note 3 to the financial statements. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/s/ Prager Metis CPAs, LLC

We have served as the Company’s auditor since 2018

Hackensack, New Jersey

April 5, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of JACC Studios Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of JACC Studios Inc. (the “Company”) as of December 31, 2017, and the related statements of operations, stockholders’ deficit and cash flows for the year then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has not generated any revenues since inception, has sustained losses since inception, has a stockholders’ deficit and working capital deficiency. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are described in Note 3. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Hackensack, NJ

April 13, 2018

JACC STUDIOS INC

BALANCE SHEETS

ASSETS	December 31, 2018	December 31, 2017

CURRENT ASSETS
Cash	$113	$185
Total current assets	113	185

TOTAL ASSETS	$113	$185

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Stockholder loan	$23,474	$8,444
Accrued expenses	8,510	7,444
Total current liabilities	31,984	15,888

TOTAL LIABILITIES	31,984	15,888

STOCKHOLDERS' DEFICIT
Common stock, $0.001 par value, 200,000,000 shares authorized,
27,260,000 shares issued and outstanding	27,260	27,260
Additional paid-in capital	49,440	49,440
Stock subscription receivable	(25,500)	(25,500)
Accumulated deficit	(83,071)	(66,903)
Total stockholders' deficit	(31,871)	(15,703)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$113	$185

The accompanying notes are an integral part of these financial statements.

JACC STUDIOS INC

STATEMENTS OF OPERATIONS

	Year Ended December 31
	2018	2017

REVENUE	$—	$—

OPERATING EXPENSES
General and administrative	16,168	12,136

Total operating expenses	16,168	12,136

Loss before income taxes	(16,168)	(12,136)

Income taxes	—	—

Net loss	$(16,168)	$(12,136)

Loss per share - basic and diluted	$(0.00)	$(0.00)

Weighted average number of shares outstanding - basic and diluted	27,260,000	27,260,000

The accompanying notes are an integral part of these financial statements.

JACC STUDIOS INC

STATEMENTS OF STOCKHOLDERS' DEFICIT

			Additional	Stock		Total
	Common Stock		Paid-In	Subscription	Accumulated	Stockholders'
	Shares	Amount	Capital	Receivable	Deficit	Deficit

Balance - December 31, 2016	27,260,000	$27,260	$49,440	$(25,500)	$(54,767)	$(3,567)

Net loss	—	—	—	—	(12,136)	(12,136)

Balance - December 31, 2017	27,260,000	27,260	49,440	(25,500)	(66,903)	(15,703)

Net loss	—	—	—	—	(16,168)	(16,168)

Balance - December 31, 2018	27,260,000	$27,260	$49,440	$(25,500)	$(83,071)	$(31,871)

The accompanying notes are an integral part of these financial statements.

JACC STUDIOS INC

STATEMENTS OF CASH FLOWS

	Year Ended December 31
	2018	2017

Cash Flows from Operating Activities:
Net loss	$(16,168)	$(12,136)
Adjustments to reconcile net loss to net cash used in operating activities:	—	—
Change in operating assets and liabilities
Accrued expenses	1,066	(2,045)
Net Cash Used in Operating Activities	(15,102)	(14,181)

Cash Flows from Financing Activities:
Proceeds from stockholder loan	15,030	8,444
Net Cash Provided by Financing Activities	15,030	8,444

Net decrease in cash	(72)	(5,737)
Cash at beginning of year	185	5,922
Cash at end of year	$113	$185

Supplemental disclosures of cash flow information:
Cash paid during the years for:
Interest	$—	$—
Income taxes	$—	$—

The accompanying notes are an integral part of these financial statements.

JACC STUDIOS INC

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

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

DECEMBER 31, 2018 AND 2017

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

ASC 740 provides guidance for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. If the Company determines that an uncertain tax position exists in which the Company could incur income taxes, the Company would evaluate whether there is a probability that the uncertain tax position taken would be sustained upon examination by the taxing authorities. A liability for uncertain tax positions would then be recorded if the Company determined it is more likely than not that a position would not be sustained upon examination or if a payment would have to be made to a taxing authority and the amount is reasonably estimable. The Company does not believe any uncertain tax positions exist that would result in the Company having a liability to the taxing authorities. The Company classifies interest and penalties related to unrecognized tax benefits, if and when required, as part of interest expense and other expense in the statements of operations.  As of December 31, 2018 and 2017, the Company did not have any amounts recorded pertaining to uncertain tax positions.

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

JACC STUDIOS INC

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Recent accounting pronouncements

From time to time, new accounting pronouncements are issues by the Financial Accounting Standards Board or other standard setting bodies that may have an impact on the Company’s accounting and reporting. The Company believes that any recently issued accounting pronouncements and other authoritative guidance for which the effective date is in the future either will not have an impact on its accounting or reporting or that such impact will not be material to its financial position, results of operations, and cash flows when implemented.

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has not generated any revenues since inception, has sustained losses of $83,071 for the period from inception to December 31, 2018, has a stockholders’ deficit of $31,871 and working capital deficiency of $31,871 as of December 31, 2018. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.  The Company’s continuation as a going concern is dependent upon, among other things, its ability to generate revenues and its ability to obtain capital from third parties. The Company plans to rely on the proceeds from loans from both unrelated and related parties to provide the resources necessary to fund the development of its business plan and operations. No assurance can be given that the Company will be successful in these efforts.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

JACC STUDIOS INC

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

NOTE 4 – STOCKHOLDER LOAN

During the years ended December 31, 2018 and 2017, the Company was advanced $15,030 and $8,444 respectively by a stockholder for working capital purposes. The stockholder loan balance was $23,474 and $8,444 as of December 31, 2018 and 2017, respectively. The loan is non-interest bearing and is payable on demand.

NOTE 5 – STOCKHOLDERS’ DEFICIT

Authorized Stock

The Company has authorized 200,000,000 common shares with a par value of $0.001 per share.  Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

Stock Subscription Receivable

On June 1, 2015, the Company issued 25,500,000 shares of common stock to its founders for a subscription amount of $25,500. As of December 31, 2018, the subscription has not yet been paid, and is reflected as a stock subscription receivable on the accompanying financial statements.

NOTE 6 - INCOME TAXES

The reconciliation of income tax benefit at the U.S. statutory rate of 21% and 34% for the years ended December 31, 2018 and 2017 to the Company’s effective tax rate is as follows:

	Year Ended December 31,
	2018	2017
Income tax benefit at statutory rate	$(3,395)	$(4,126)
Change in valuation allowance	3,395	4,126
Income tax expense	$—	$—

JACC STUDIOS INC

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

NOTE 6 - INCOME TAXES (CONTINUED)

The tax effects of temporary differences that give rise to the Company’s net deferred tax assets as of December 31, 2018 and 2017 are as follows:

	December 31	December 31
	2018	2017
Net operating loss carryforward	$17,445	$14,050
Valuation allowance	(17,445)	(14,050)
Net deferred tax assets	$—	$—

As of December 31, 2018, the Company has approximately $83,000 of net operating losses (“NOL”) carryovers to offset taxable income, if any, in future years which expire commencing in fiscal 2034. Of the net operating loss from the Company’s operations, $66,903 can be carried forward for a period of twenty years from the year of the initial loss and $16,168 can be carried forward with no time limit from the year of the initial loss pursuant to relevant US laws and regulations. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all of the deferred tax assets relating to the NOL period because it is more likely than not that all of the deferred tax assets will not be realized.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. With the participation of our chief executive officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2018 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework. Based upon such evaluation, our management concluded that we did not maintain effective internal control over financial reporting as of December 31, 2018 based on the COSO framework criteria, as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee, (2) lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives; and (4) management dominated by a single individual without adequate compensating controls. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of December 31, 2018.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the year ended December 31, 2018 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

The following table sets forth certain information regarding our executive officer and director as of the date of this prospectus:

Name	Age	Position	Period of Service(1)

Zhongbo Jia	62	President, Secretary, Treasurer, and Director	Inception – July 24, 2018
Jianhua Yu	63	President, Secretary, Treasurer, and Director	July 24, 2018 - Current

Notes:

(1)	Our director will hold office until the next annual meeting of the stockholders, typically held on or near the anniversary date of inception, and until successors have been elected and qualified. Mr. Jia is the sole director and he appointed himself as the company’s sole officer. On July 24, 2018, President Zhongbo Jia resigned as the Company’s sole officer and director and Jianhua Yu was appointed Director and President and Secretary. Mr. Yu will hold office until resignation or removal from office.

(2)	Mr. Jia has outside interests and obligations other than JACC STUDIOS INC. He intends to spend approximately ten (10) hours per month on our business affairs. At the date of this prospectus, JACC STUDIOS INC is not engaged in any transactions, either directly or indirectly, with any persons or organizations considered promoters.

ITEM 11.	Executive Compensation

EXECUTIVE COMPENSATION

Summary Compensation Table

	Annual Compensation				Long-Term Compensation
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Awards ($)	Securities Underlying Options (#)	LTIP Payouts ($)	All Other Compensation ($)
Zhongbo Jia	2018	-	-	-	-	-	-	-
Officer and Director	2017	-	-	-	-	-	-	-

Jianhua Yu	2018	-	-	-	-	-	-	-
Officer and Director	2017	-	-	-	-	-	-	-

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

			Percent of Class
Title Of Class	Name, Title and Address of Beneficial Owner of Shares(1)	Amount of Beneficial Ownership(2)	Before Offering	After Offering
Common	Jianhua Yu, President, Secretary, Treasurer and Director	1,500,000	5.50%	5.50%
Common	Yan Zhao, Director	4,000,000	14.67%	14.67%
	All Directors and Officers as a group	5,500,000	20.17%	20.17%

Beneficial owners of 5% or more

Zhongbo Jia	5,000,000	18.34%	18.34%
Xiaoliang Jia	4,000,000	14.67%	14.67%
Yi Jia	4,000,000	14.67%	14.67%
Jinghua Xu	3,000,000	11.01%	11.01%
Hongyuan Wang	1,500,000	5.50%	5.50%
James Wang	1,500,000	5.50%	5.50%
Total	19,000,000	69.69%	69.69%

Footnotes

(1)	The address of the executive officer and director is c/o JACC STUDIOS INC.

(2)	As used in this table, “beneficial ownership” means the sole or shared power to vote, or to direct the voting of, a security, or the sole or share investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of a security).

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Mr. Jia, the Company’s largest stockholder is the only promoter of the company.

ITEM 13.	Certain Relationships, Related Transactions And Directors Independence

STOCK OPTION PLAN AND OTHER LONG-TERM INCENTIVE PLAN

JACC STUDIOS INC currently does not have existing or proposed option or SAR grants.

ITEM 14.	Principal Accounting Fees And Services

Audit Fees

The aggregate fees billed by Prager Metis CPAs, LLC for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the year ended December 31, 2018 totaled $7,500.

The aggregate fees billed by Paritz & Company, P.A. for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the years ended December 31, 2017 and 2018 totaled $9,500 and $3,000, respectively.

Audit-Related Fees

Audit-related services consist of fees for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. There were no fees billed by Paritz & Company, P.A and Prager Metis CPAs, LLC, respectively, for audit-related services rendered during the last two fiscal years.

Tax Fees

Tax services consist of fees for the preparation of federal and state tax returns. There were no fees billed by Paritz & Company, P.A and Prager Metis CPAs, LLC, respectively, for tax services rendered during the last two fiscal years.

All Other Fees

There were no any other fees billed by Paritz & Company, P.A and Prager Metis CPAs, LLC during the last two fiscal years.

Audit Committee Pre-Approval Policies

Our Board of Directors reviewed the audit and non-audit services rendered by Paritz & Company, P.A and Prager Metis CPAs, LLC during the periods set forth above and concluded that such services were compatible with maintaining the auditors’ independence. All audit and non-audit services performed by our independent accountants are pre-approved by our Board of Directors to assure that such services do not impair the auditors’ independence from us.

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

By: /s/ Jianhua Yu

President

Pursuant to the requirements of the Securities Act of 1933, this registration statement has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jianhua Yu	President, Secretary and Director	April 5, 2019

Jianhua Yu	Chief Executive Officer

/s/ Jianhua Yu	Treasurer	April 5, 2019

Jianhua Yu	Chief Accounting Officer, Chief Financial Officer

INDEX TO EXHIBITS

EXHIBITS

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.