Form 10-Q
period 2019-03-31
JACC STUDIOS INC.
filed 2019-05-20
CIK 1653979

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2019

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company Emerging growth company	☒ ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of shares of issuer’s common stock outstanding as of May 20, 2019 was 27,260,000.

JACC STUDIOS INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

JACC STUDIOS INC
BALANCE SHEETS
(Unaudited)

	March 31, 2019	December 31, 2018
ASSETS
CURRENT ASSETS
Cash	$95	$113
Total current assets	95	113

TOTAL ASSETS	$95	$113

LIABILITIES AND STOCKHOLDERS’ DEFICIT

LIABILITIES
CURRENT LIABILITIES
Stockholder loan	$28,984	$23,474
Accrued expenses	4,500	8,510
Total current liabilities	33,484	31,984

TOTAL LIABILITIES	33,484	31,984

STOCKHOLDERS’ DEFICIT
Common stock, $0.001 par value, 200,000,000 shares authorized, 27,260,000 shares issued and outstanding	27,260	27,260
Additional paid-in capital	49,440	49,440
Stock subscription receivable	(25,500)	(25,500)
Accumulated deficit	(84,589)	(83,071)
Total stockholders’ deficit	(33,389)	(31,871)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$95	$113

The accompanying notes are an integral part of these financial statements.

JACC STUDIOS INC
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31
	2019	2018

REVENUE	$—	$—

OPERATING EXPENSES
General and administrative	1,518	1,518

Total operating expenses	1,518	1,518

Loss before income taxes	(1,518)	(1,518)

Income taxes	—	—

Net loss	$(1,518)	$(1,518)

Loss per share - basic and diluted	$(0.00)	$(0.00)

Weighted average number of shares outstanding - basic and diluted	27,260,000	27,260,000

The accompanying notes are an integral part of these financial statements.

JACC STUDIOS INC
STATEMENTS OF STOCKHOLDERS’ DEFICIT
(Unaudited)

			Additional	Stock		Total
	Common Stock		Paid-In	Subscription	Accumulated	Stockholders’
	Shares	Amount	Capital	Receivable	Deficit	Deficit

Balance - December 31, 2018	27,260,000	$27,260	$49,440	$(25,500)	$(83,071)	$(31,871)

Net loss	—	—	—	—	(1,518)	(1,518)

Balance - March 31, 2019	27,260,000	$27,260	$49,440	$(25,500)	$(84,589)	$(33,389)

			Additional	Stock		Total
	Common Stock		Paid-In	Subscription	Accumulated	Stockholders’
	Shares	Amount	Capital	Receivable	Deficit	Deficit

Balance - December 31, 2017	27,260,000	$27,260	$49,440	$(25,500)	$(66,903)	$(15,703)

Net loss	—	—	—	—	(1,518)	(1,518)

Balance - March 31, 2018	27,260,000	$27,260	$49,440	$(25,500)	$(68,421)	$(17,221)

The accompanying notes are an integral part of these financial statements.

JACC STUDIOS INC
STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31
	2019	2018

Cash Flows from Operating Activities:
Net loss	$(1,518)	$(1,518)
Adjustments to reconcile net loss to net cash used in operating activities:	—	—
Change in operating assets and liabilities
Accrued expenses	(4,010)	(3,444)
Net Cash Used in Operating Activities	(5,528)	(4,962)

Cash Flows from Financing Activities:
Proceeds from stockholder loan	5,510	4,944
Net Cash Provided by Financing Activities	5,510	4,944

Net decrease in cash	(18)	(18)
Cash at beginning of period	113	185
Cash at end of period	$95	$167

Supplemental disclosures of cash flow information:
Cash paid during the periods for:
Interest	$—	$—
Income taxes	$—	$—

The accompanying notes are an integral part of these financial statements.

JACC STUDIOS INC
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2019
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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of March 31, 2019 and the results of operations and cash flows for the periods presented. The results of operations for the three months ended March 31, 2019 are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in the Form 10-K for the year ended December 31, 2018 filed with the SEC.

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

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has not generated any revenues since inception, has sustained losses of $84,589 for the period from inception to March 31, 2019, has a stockholders’ deficit of $33,389 and working capital deficiency of $33,389 as of March 31, 2019. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.  The Company’s continuation as a going concern is dependent upon, among other things, its ability to generate revenues and its ability to obtain capital from third parties. The Company plans to rely on the proceeds from loans from both unrelated and related parties to provide the resources necessary to fund the development of its business plan and operations. No assurance can be given that the Company will be successful in these efforts.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 4 – STOCKHOLDER LOAN

During the three months ended March 31, 2019 and 2018, the Company was advanced $5,510 and $4,944 respectively by a stockholder for working capital purposes. The stockholder loan balance was $28,984 and $23,474 as of March 31, 2019 and December 31, 2018, respectively. The loan is non-interest bearing and is payable on demand.

NOTE 5 – INCOME TAXES

The reconciliation of income tax benefit at the U.S. statutory rate of 21% for the three months ended March 31, 2019 and 2018 to the Company’s effective tax rate is as follows:

	Three Months Ended March 31,
	2019	2018
	21%	21%

Income tax benefit at statutory rate	$(319)	$(319)
Change in valuation allowance	319	319
Income tax expense	$-	$-

The tax effects of temporary differences that give rise to the Company’s net deferred tax assets as of March 31, 2019 and December 31, 2018 are as follows:

	March 31	December 31
	2019	2018

Net operating loss carryforward	$17,764	$17,445
Valuation allowance	(17,764)	(17,445)
Net deferred tax assets	$-	$-

As of March 31, 2019, the Company has approximately $85,000 of net operating losses (“NOL”) carryovers to offset taxable income, if any, in future years. Of the net operating loss from the Company’s operations, $66,903 can be carried forward for a period of twenty years from the year of the initial loss and $17,686 can be carried forward with no time limit from the year of the initial loss pursuant to relevant US laws and regulations. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all of the deferred tax assets relating to the NOL period because it is more likely than not that all of the deferred tax assets will not be realized.

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

In some cases, you can identify forward looking statements by terms such as “may,” “intend,” “might,” “will,” “should,” “could,” “would,” “expect,” “believe,” “anticipate,” “estimate,” “predict,” “potential,” or the negative of these terms. These terms and similar expressions are intended to identify forward-looking statements. The forward-looking statements in this report are based upon management’s current expectations and belief, which management believes are reasonable. However, we cannot assess the impact of each factor on our business or the extent to which any factor or combination of factors, or factors we are aware of, may cause actual results to differ materially from those contained in any forward-looking statements.  You are cautioned not to place undue reliance on any forward-looking statements.  These statements represent our estimates and assumptions only as of the date of this report. Except to the extent required by federal securities laws, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

JACC STUDIOS INC’s fiscal year end is December 31.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has not generated any revenues since inception, has sustained losses of $84,589 for the period from inception to March 31, 2019, has a stockholders’ deficit of $33,389 and working capital deficiency of $33,389 as of March 31, 2019. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.  The Company’s continuation as a going concern is dependent upon, among other things, its ability to generate revenues and its ability to obtain capital from third parties. The Company plans to rely on the proceeds from loans from both unrelated and related parties to provide the resources necessary to fund the development of its business plan and operations. No assurance can be given that the Company will be successful in these efforts.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Results of Operations – For the three months ended March 31, 2019 and 2018

The Company has not generated any revenues since inception, has sustained losses of $84,589 for the period from inception to March 31, 2019, has a stockholders’ deficit of $ 33,389 and working capital deficiency of $33,389 as of March 31, 2019.

Summary of Operations:

Revenue for the three months ended March 31, 2019 and 2018 was $0 for each period.

General and Administrative Expenses:

General and administrative expenses were $1,518 and $1,518 for the three months ended March 31, 2019 and 2018, respectively, which are attributable to professional fees including accounting services.

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

Net cash used in operations were $5,528 and $4,962 for the three months ended March 31, 2019 and 2018, respectively, which were all due to decrease of accrued expenses.

Net cash provided by financing activities totaled $5,510 and $4,944 for the three months ended March 31, 2019 and 2018, respectively, which were all due to proceeds received from stockholder loan in the periods.

Assets and Liabilities:

At March 31, 2019, we had total current assets consisting of $95 cash and current liabilities of $33,484.

Off-Balance Sheet Arrangements

As of March 31, 2019, we do not have any off-balance sheet arrangements.

Inflation

Inflation has not had a material impact on our business and we do not expect inflation to have an impact on our business in the near future.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This item is not applicable as we are currently considered a smaller reporting company.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15 of the Securities Exchange Act of 1934, our principal executive officer and principal financial officer evaluated our company’s disclosure controls and procedures (as defined in Rules 13a-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of the end of the period covered by this report, these disclosure controls and procedures were not effective to ensure that the information required to be disclosed by our company in reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities Exchange Commission and to ensure that such information is accumulated and communicated to our company’s management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. The conclusion that our disclosure controls and procedures were not effective was due to the presence of the following material weaknesses in internal control over financial reporting which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both United States generally accepted accounting principles and Securities and Exchange Commission guidelines. Management anticipates that such disclosure controls and procedures will not be effective until the material weaknesses are remediated.

We plan to take steps to enhance and improve the design of our internal controls over financial reporting. During the period covered by this quarterly report on Form 10-Q, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes during our fiscal year ending December 31, 2019, subject to obtaining additional financing: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out above are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

No unregistered equity securities were sold during the three months ended March 31, 2019.

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

Date: May 20, 2019