Form 10-Q
period 2019-06-30
JACC STUDIOS INC.
filed 2019-08-09
CIK 1653979

FORM 10-Q FOR PERIOD ENDED JUNE 30, 2019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2019

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

Number of shares of issuer's common stock outstanding as of August 9, 2019 was 27,260,000.

JACC STUDIOS INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

JACC STUDIOS INC

BALANCE SHEETS

(Unaudited)

ASSETS	June 30, 2019	December 31, 2018

CURRENT ASSETS
Cash	$77	$113
Total current assets	77	113

TOTAL ASSETS	$77	$113

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES
CURRENT LIABILITIES
Stockholder loan	$28,984	$23,474
Accrued expenses	9,864	8,510
Total current liabilities	38,848	31,984

TOTAL LIABILITIES	38,848	31,984

STOCKHOLDERS' DEFICIT
Common stock, $0.001 par value, 200,000,000 shares authorized, 27,260,000 shares issued and outstanding	27,260	27,260
Additional paid-in capital	49,440	49,440
Stock subscription receivable	(25,500)	(25,500)
Accumulated deficit	(89,971)	(83,071)
Total stockholders' deficit	(38,771)	(31,871)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$77	$113

The accompanying notes are an integral part of these financial statements.

JACC STUDIOS INC

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2019	2018	2019	2018

REVENUE	$—	$—	$—	$—

OPERATING EXPENSES
General and administrative	5,382	4,586	6,900	6,104

Total operating expenses	5,382	4,586	6,900	6,104

Loss before income taxes	(5,382)	(4,586)	(6,900)	(6,104)

Income taxes	—	—	—	—

Net loss	$(5,382)	$(4,586)	$(6,900)	$(6,104)

Loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding - basic and diluted	27,260,000	27,260,000	27,260,000	27,260,000

The accompanying notes are an integral part of these financial statements.

JACC STUDIOS INC

STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Unaudited)

			Additional	Stock		Total
	Common Stock		Paid-In	Subscription	Accumulated	Stockholders'
	Shares	Amount	Capital	Receivable	Deficit	Deficit

Balance - December 31, 2018	27,260,000	$27,260	$49,440	$(25,500)	$(83,071)	$(31,871)

Net loss	—	—	—	—	(1,518)	(1,518)

Balance - March 31, 2019	27,260,000	27,260	49,440	(25,500)	(84,589)	(33,389)

Net loss	—	—	—	—	(5,382)	(5,382)

Balance - June 30, 2019	27,260,000	$27,260	$49,440	$(25,500)	$(89,971)	$(38,771)

			Additional	Stock		Total
	Common Stock		Paid-In	Subscription	Accumulated	Stockholders'
	Shares	Amount	Capital	Receivable	Deficit	Deficit

Balance - December 31, 2017	27,260,000	$27,260	$49,440	$(25,500)	$(66,903)	$(15,703)

Net loss	—	—	—	—	(1,518)	(1,518)

Balance - March 31, 2018	27,260,000	27,260	49,440	(25,500)	(68,421)	(17,221)

Net loss	—	—	—	—	(4,586)	(4,586)

Balance - June 30, 2018	27,260,000	$27,260	$49,440	$(25,500)	$(73,007)	$(21,807)

The accompanying notes are an integral part of these financial statements.

JACC STUDIOS INC

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30
	2019	2018

Cash Flows from Operating Activities:
Net loss	$(6,900)	$(6,104)
Adjustments to reconcile net loss to net cash used in operating activities:	—	—
Change in operating assets and liabilities
Accrued expenses	1,354	(4,900)
Net Cash Used in Operating Activities	(5,546)	(11,004)

Cash Flows from Financing Activities:
Proceeds from stockholder loan	5,510	10,968
Net Cash Provided by Financing Activities	5,510	10,968

Net decrease in cash	(36)	(36)
Cash at beginning of period	113	185
Cash at end of period	$77	$149

Supplemental disclosures of cash flow information:
Cash paid during the periods for:
Interest	$—	$—
Income taxes	$—	$—

The accompanying notes are an integral part of these financial statements.

JACC STUDIOS INC

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2019

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

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as June 30, 2019 and the results of operations and cash flows for the periods presented. The results of operations for the three and six months ended June 30, 2019 are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in the Form 10-K for the year ended December 31, 2018 filed with the SEC.

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

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has not generated any revenues since inception, has sustained losses of $89,971 for the period from inception to June 30, 2019, has a stockholders’ deficit of $38,771 and working capital deficiency of $38,771 as of June 30, 2019. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The Company's continuation as a going concern is dependent upon, among other things, its ability to generate revenues and its ability to obtain capital from third parties. The Company plans to rely on the proceeds from loans from both unrelated and related parties to provide the resources necessary to fund the development of its business plan and operations. No assurance can be given that the Company will be successful in these efforts.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 4 – STOCKHOLDER LOAN

During the six months ended June 30, 2019 and 2018, the Company was advanced $5,510 and $10,968 respectively by a stockholder for working capital purposes. The stockholder loan balance was $28,984 and $23,474 as of June 30, 2019 and December 31, 2018, respectively. The loan is non-interest bearing and is payable on demand.

NOTE 5 - INCOME TAXES

The reconciliation of income tax benefit at the U.S. statutory rate of 21% for the six months ended June 30, 2019 and 2018 to the Company’s effective tax rate is as follows:

	Six Months Ended June 30,
	2019	2018
	21%	21%
Income tax benefit at statutory rate	$(1,449)	$(1,282)
Change in valuation allowance	1,449	1,282
Income tax expense	$—	$—

The tax effects of temporary differences that give rise to the Company’s net deferred tax assets as of June 30, 2019 and December 31, 2018 are as follows:

	June 30	December 31
	2019	2018
Net operating loss carryforward	$18,894	$17,445
Valuation allowance	(18,894)	(17,445)
Net deferred tax assets	$—	$—

As of June 30, 2019, the Company has approximately $90,000 of net operating losses (“NOL”) carryovers to offset taxable income, if any, in future years. Of the net operating loss from the Company’s operations, $66,903 can be carried forward for a period of twenty years from the year of the initial loss and $23,068 can be carried forward with no time limit from the year of the initial loss pursuant to relevant US laws and regulations. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all of the deferred tax assets relating to the NOL period because it is more likely than not that all of the deferred tax assets will not be realized.

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

JACC STUDIOS INC’s fiscal year end is December 31.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has not generated any revenues since inception, has sustained losses of $89,971 for the period from inception to June 30, 2019, has a stockholders’ deficit of $38,771 and working capital deficiency of $38,771 as of June 30, 2019. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.  The Company’s continuation as a going concern is dependent upon, among other things, its ability to generate revenues and its ability to obtain capital from third parties. The Company plans to rely on the proceeds from loans from both unrelated and related parties to provide the resources necessary to fund the development of its business plan and operations. No assurance can be given that the Company will be successful in these efforts.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Results of Operations – For the three and six months ended June 30, 2019 and 2018

Summary of Operations:

Revenue for the three and six months ended June 30, 2019 and 2018 was $0 for each period.

General and Administrative Expenses:

General and administrative expenses were $5,382 and $4,586 for the three months ended June 30, 2019 and 2018, $6,900 and $6,104 for the six months ended June 30, 2019 and 2018, respectively, which are attributable to professional fees including accounting services.

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

Net cash used in operating activities were $5,546 and $11,004 for the six months ended June 30, 2019 and 2018, respectively, which were all due to net loss incurred and change of accrued expenses.

Net cash provided by financing activities totaled $5,510 and $10,968 for the six months ended June 30, 2019 and 2018, respectively, which were all due to proceeds received from stockholder loan in the periods.

Assets and Liabilities:

At June 30, 2019, we had total current assets consisting of $77 cash and current liabilities of $38,848.

Off-Balance Sheet Arrangements

As of June 30, 2019, we do not have any off-balance sheet arrangements.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

No unregistered equity securities were sold during the three months ended June 30, 2019.

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

Date: August 9, 2019