Form 10-K
period 2019-12-31
JACC STUDIOS INC.
filed 2020-05-11
CIK 1653979

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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
Email: jaccstudios.jhy@gmail.com

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of May 8, 2020, 51,535,000 shares of the registrant’s common stock were outstanding.

JACC STUDIOS, INC.

Annual Report on Form 10-K

For the Fiscal Year Ended December 31, 2019

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has not generated any revenues since inception, has sustained accumulated losses of $123,225 for the period from inception to December 31, 2019, and has a working capital deficiency of $7,375 as of December 31, 2019. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

As of the date of this filing, the Company has 51,535,000 shares of $0.001 par value common stock issued and outstanding.

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

As an emerging growth company, the company is exempt from Section 404(b) of Sarbanes Oxley. Section 404(a) requires Issuers to publish information in their annual reports concerning the scope and adequacy of the internal control structure and procedures for financial reporting. This statement shall also assess the effectiveness of such internal controls and procedures.

Section 404(b) requires that the registered accounting firm shall, in the same report, attest to and report on the assessment on the effectiveness of the internal control structure and procedures for financial reporting.

As an emerging growth company, the company is exempt from Section 14A and B of the Securities Exchange Act of 1934 which require the shareholder approval of executive compensation and golden parachutes.

ITEM 1A.	Risk Factors

Not applicable.

ITEM 1B.	Unresolved Staff Comments

Not applicable.

ITEM 2.	Properties

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

This section must be read in conjunction with the Financial Statements included in this report.

This section of the filing includes a number of forward-looking statements that reflect our current views regarding the future events and financial performance of JACC STUDIOS INC.

Results of Operations

The Company currently has no operations and incurred losses of $40,154 and $16,168 for the years ended December 31, 2019 and 2018 respectively due to increase of professional fees and software development costs.

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

Opinion on the Financial Statements

We have audited the accompanying balance sheets of JACC Studios Inc. (the “Company”) as of December 31, 2019 and 2018, and the related statements of operations, stockholders’ deficit and cash flows for each of the two years in the period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 3 to the financial statements, the Company has not generated any revenues since inception, has sustained accumulated losses of $123,225 for the period from inception to December 31, 2019, and has a working capital deficiency of $7,375 as of December 31, 2019. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are described in Note 3 to the financial statements. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/s/ Prager Metis CPAs, LLC

We have served as the Company’s auditor since 2018

Hackensack, New Jersey

May 8, 2020

JACC STUDIOS INC

BALANCE SHEETS

ASSETS	December 31, 2019	December 31, 2018

CURRENT ASSETS
Cash	$16,581	$113
Total current assets	16,581	113

TOTAL ASSETS	$16,581	$113

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES
CURRENT LIABILITIES
Accrued expenses	$13,972	$8,510
Stockholder loan	9,984	23,474
Total current liabilities	23,956	31,984

TOTAL LIABILITIES	23,956	31,984

STOCKHOLDERS' DEFICIT
Common stock, $0.001 par value, 200,000,000 shares authorized, 51,535,000 and 27,260,000 shares issued and outstanding as of December 31, 2019 and 2018, respectively	51,535	27,260
Additional paid-in capital	89,815	49,440
Stock subscription receivable	(25,500)	(25,500)
Accumulated deficit	(123,225)	(83,071)
Total stockholders' deficit	(7,375)	(31,871)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$16,581	$113

The accompanying notes are an integral part of these financial statements.

JACC STUDIOS INC

STATEMENTS OF OPERATIONS

	Year Ended December 31
	2019	2018

REVENUE	$—	$—

OPERATING EXPENSES
General and administrative	25,279	16,168
Software development costs	14,875	—

Total operating expenses	40,154	16,168

Loss before provision for income taxes	(40,154)	(16,168)

Provision for income taxes	—	—

Net loss	$(40,154)	$(16,168)

Loss per share - basic and diluted	$(0.00)	$(0.00)

Weighted average number of shares outstanding - basic and diluted	29,388,219	27,260,000

The accompanying notes are an integral part of these financial statements.

JACC STUDIOS INC

STATEMENTS OF STOCKHOLDERS' DEFICIT

			Additional	Stock		Total
	Common Stock		Paid-In	Subscription	Accumulated	Stockholders'
	Shares	Amount	Capital	Receivable	Deficit	Deficit

Balance - December 31, 2017	27,260,000	$27,260	$49,440	$(25,500)	$(66,903)	$(15,703)

Net loss	—	—	—	—	(16,168)	(16,168)

Balance - December 31, 2018	27,260,000	27,260	49,440	(25,500)	(83,071)	(31,871)

Issuance of common stock in private placement	24,275,000	24,275	40,375	—	—	64,650

Net loss	—	—	—	—	(40,154)	(40,154)

Balance - December 31, 2019	51,535,000	$51,535	$89,815	$(25,500)	$(123,225)	$(7,375)

The accompanying notes are an integral part of these financial statements.

JACC STUDIOS INC

STATEMENTS OF CASH FLOWS

	Year Ended December 31
	2019	2018

Cash Flows from Operating Activities:
Net loss	$(40,154)	$(16,168)
Adjustments to reconcile net loss to net cash used in operating activities:	—	—
Change in operating assets and liabilities
Accrued expenses	5,462	1,066
Net Cash Used in Operating Activities	(34,692)	(15,102)

Cash Flows from Financing Activities:
Proceeds from issuance of common stock in private placement	64,650	—
Proceeds from (repayment of ) stockholder loan	(13,490)	15,030
Net Cash Provided by Financing Activities	51,160	15,030

Net increase (decrease) in cash	16,468	(72)
Cash at beginning of year	113	185
Cash at end of year	$16,581	$113

Supplemental disclosures of cash flow information:
Cash paid during the years for:
Interest	$—	$—
Income taxes	$—	$—

The accompanying notes are an integral part of these financial statements.

JACC STUDIOS INC

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

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

JACC STUDIOS INC

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Software Development Costs

The Company accounts for software development cost in accordance with ASC 985-20 whereby cost of developing computer software to be sold, leased, or otherwise marketed includes software that is part of a product or process to be sold to a customer shall be accounted for under ASC 985-20. All cost incurred to establish technological feasibility of a computer software product to be sold, leased or otherwise marketed are expensed when incurred. The technological feasibility of a computer software product is established when the entity has completed all planning, designing, coding, and testing activities that are necessary to establish that the product can be produced to meet its design specifications including functions, features, and technical performance requirements. Cost of producing product masters incurred subsequent to establishing technological feasibility shall be capitalized. Those cost include coding and testing performed subsequent to establishing technological feasibility. Capitalization of computer software cost shall cease when the product is available for general release to customers.

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

ASC 740 provides guidance for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. If the Company determines that an uncertain tax position exists in which the Company could incur income taxes, the Company would evaluate whether there is a probability that the uncertain tax position taken would be sustained upon examination by the taxing authorities. A liability for uncertain tax positions would then be recorded if the Company determined it is more likely than not that a position would not be sustained upon examination or if a payment would have to be made to a taxing authority and the amount is reasonably estimable. The Company does not believe any uncertain tax positions exist that would result in the Company having a liability to the taxing authorities. The Company classifies interest and penalties related to unrecognized tax benefits, if and when required, as part of interest expense and other expense in the statements of operations. As of December 31, 2019 and 2018, the Company did not have any amounts recorded pertaining to uncertain tax positions.

Stock Based Compensation

Stock based compensation is accounted for at fair value in accordance with ASC Topic 718. To date, the Company has not adopted a stock option plan and has not granted any stock options.

JACC STUDIOS INC

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

JACC STUDIOS INC

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has not generated any revenues since inception, has sustained accumulated losses of $123,225 for the period from inception to December 31, 2019, and has a working capital deficiency of $7,375 as of December 31, 2019. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

NOTE 4 – STOCKHOLDER LOAN

During the year ended December 31, 2019, the Company made repayments of $13,490 to a stockholder, net of the advances received from the stockholder. During the year ended December 31, 2018, the Company was advanced $15,030 by a stockholder for working capital purposes. The stockholder loan balance was $9,984 and $23,474 as of December 31, 2019 and 2018, respectively. The loan is non-interest bearing and payable on demand.

NOTE 5 – STOCKHOLDERS’ DEFICIT

Authorized Stock

The Company has authorized 200,000,000 common shares with a par value of $0.001 per share. Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

Stock Subscription Receivable

On June 1, 2015, the Company issued 25,500,000 shares of common stock to its founders for a subscription amount of $25,500. As of December 31, 2019, the subscription has not yet been paid, and is reflected as a stock subscription receivable on the accompanying financial statements.

Issuance of Common Stocks in Private Placement

From July to November 2019, the Company conducted a private placement and issued a total 24,275,000 shares of common stock for a total cash consideration of $64,650.

JACC STUDIOS INC

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

NOTE 6 – SOFTWARE DEVELOPMENT COSTS

In September 2019, the Company purchased a game platform software from a third party for a total price of $14,018. The Company further upgraded the PayPal payment function of the software with an additional cost of $857. The software has not been put into service as of December 31, 2019. The Company has expensed all the expenditures of $14,875 during 2019.

NOTE 7 - INCOME TAXES

The reconciliation of income tax benefit at the U.S. statutory rate of 21% for the years ended December 31, 2019 and 2018 to the Company’s effective tax rate is as follows:

	Year Ended December 31,
	2019	2018
	21%	21%
Income tax benefit at statutory rate	$(8,432)	$(3,395)
Change in valuation allowance	8,432	3,395
Income tax expense	$—	$—

The tax effects of temporary differences that give rise to the Company’s net deferred tax assets as of December 31, 2019 and 2018 are as follows:

	December 31	December 31
	2019	2018
Net operating loss carryforward	$25,877	$17,445
Valuation allowance	(25,877)	(17,445)
Net deferred tax assets	$—	$—

As of December 31, 2019, the Company has approximately $123,200 of net operating losses (“NOL”) carryovers to offset taxable income, if any, in future years. Of the net operating loss from the Company’s operations, $66,903 can be carried forward for a period of twenty years from the year of the initial loss and $56,322 can be carried forward with no time limit from the year of the initial loss pursuant to relevant US laws and regulations. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all of the deferred tax assets relating to the NOL period because it is more likely than not that all of the deferred tax assets will not be realized.

On December 22, 2017, legislation commonly known as the Tax Cuts and Jobs Act, or the Tax Act, was signed into law. The Tax Act, among other changes, reduces the U.S. federal corporate tax rate from 35% to 21%, requires taxpayers to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign sourced earnings. The Company did not have any earnings from foreign subsidiaries, and, as such, the international aspects of the Tax Act are not applicable.

JACC STUDIOS INC

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

NOTE 8 – SUBSEQUENT EVENTS

The Company evaluated all events subsequent to December 31, 2019 through the date of issuance of the financial statements.

The Company’s operations may be affected by the recent and ongoing outbreak of the coronavirus disease 2019 (COVID-19) which in March 2020 was declared a pandemic by the World Health Organization. The ultimate disruption which may be caused by the outbreak is uncertain; however, it may result in a material adverse impact on the Company’s financial position, operations and cash flows. Possible areas that may be affected include, but are not limited to, disruption to the Company’s potential customers, unavailability of products/services and supplies used in operations, and the unavailability of capital.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. With the participation of our chief executive officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2019 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework. Based upon such evaluation, our management concluded that we did not maintain effective internal control over financial reporting as of December 31, 2019 based on the COSO framework criteria, as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee, (2) lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives; and (4) management dominated by a single individual without adequate compensating controls. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of December 31, 2019.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the year ended December 31, 2019 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

The following table sets forth certain information regarding our executive officer and director as of the date of this report:

Name	Age	Position	Period of Service(1)

Zhongbo Jia	63	President, Secretary, Treasurer, and Director	Inception - July 24, 2018
Jianhua Yu	64	President, Secretary, Treasurer, and Director	July 24, 2018 - Current

Notes:

(1)	Our director will hold office until the next annual meeting of the stockholders, typically held on or near the anniversary date of inception, and until successors have been elected and qualified. Mr. Jia was the sole director and he appointed himself as the company’s sole officer. On July 24, 2018, President Zhongbo Jia resigned as the Company’s sole officer and director and Jianhua Yu was appointed Director and President and Secretary. Mr. Yu will hold office until resignation or removal from office.

(2)	Mr. Jia has outside interests and obligations other than JACC STUDIOS INC. He intends to spend approximately ten (10) hours per month on our business affairs. At the date of this report, JACC STUDIOS INC is not engaged in any transactions, either directly or indirectly, with any persons or organizations considered promoters.

ITEM 11.	Executive Compensation

EXECUTIVE COMPENSATION

Summary Compensation Table

	Annual Compensation				Long-Term Compensation
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Awards ($)	Securities Underlying Options (#)	LTIP Payouts ($)	All Other Compensation ($)
Jianhua Yu	2019	—	—	—	—	—	—	—
Officer and Director	2018	—	—	—	—	—	—	—

Zhongbo Jia	2019	—	—	—	—	—	—	—
Officer and Director	2018	—	—	—	—	—	—	—

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

The following table will identify, as of May 8, 2020, the number and percentage of outstanding shares of common stock of the Company owned by (i) each person known to the Company who owns more than five percent of the outstanding common stock, (ii) each officer and director, and (iii) and officers and directors of the Company as a group. The following information is based upon 51,535,000 shares of common stock of the Company which are issued and outstanding as of May 8, 2020. Unless otherwise specified, the named beneficial owner has, to our knowledge, either sole or majority voting and investment power.

Title Of Class	Name, Title and Address of Beneficial Owner of Shares(1)	Amount of Beneficial Ownership(2)	Percent of Class
Common	Jianhua Yu, President, Secretary, Treasurer and Director	1,500,000	2.91%
Common	Yan Zhao, Director	4,000,000	7.76%
	All Directors and Officers as a group	5,500,000	10.67%

	Beneficial owners of 5% or more
	Zhongbo Jia	5,000,000	9.70%
	Xiaoliang Jia	4,000,000	7.76%
	Yi Jia	4,000,000	7.76%
	Esther Wen Xin Hu	4,000,000	7.76%
	Teresa Wei	4,000,000	7.76%
	Liang Qi	4,000,000	7.76%
	Jian Xin Wang	4,000,000	7.76%
	Yong Huang	4,000,000	7.76%
	Jinghua Xu	3,000,000	5.82%
	Total	36,000,000	69.84%

Footnotes

(1)	The address of the executive officer and director is c/o JACC STUDIOS INC.

(2)	As used in this table, “beneficial ownership” means the sole or shared power to vote, or to direct the voting of, a security, or the sole or share investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of a security).

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Mr. Jia, the company’s largest stockholder is the only promoter of the Company.

ITEM 13.	Certain Relationships, Related Transactions And Directors Independence

STOCK OPTION PLAN AND OTHER LONG-TERM INCENTIVE PLAN

JACC STUDIOS INC currently does not have existing or proposed option or SAR grants.

ITEM 14.	Principal Accounting Fees And Services

Audit Fees

The aggregate fees billed by Prager Metis CPAs, LLC for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the years ended December 31, 2019 and 2018 totaled $18,800 and $7,500, respectively.

The aggregate fees billed by Paritz & Company, P.A. for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the year ended December 31, 2018 totaled $3,000.

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

Signature	Title	Date

/s/ Jianhua Yu	President, Secretary and Director	May 8, 2020

Jianhua Yu	Chief Executive Officer

/s/ Jianhua Yu	Treasurer	May 8, 2020

Jianhua Yu	Chief Accounting Officer, Chief Financial Officer

INDEX TO EXHIBITS

EXHIBITS

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.